Form 10QSB
period 1996-03-31
WINDSOR PARK PROPERTIES 7
filed 1996-05-14
CIK 853634

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


    For the quarterly period ended  March 31, 1996
                                    --------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



    For the transition period from ____________ to ________________


    Commission file number   000-21722
                             ---------


          WINDSOR PARK PROPERTIES 7, A CALIFORNIA LIMITED PARTNERSHIP
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


         California                                  33-0363181
- - ----------------------------------       ---------------------------------
(State or other jurisdiction             (IRS Employer Identification No.)
 of incorporation or organization)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
         ------------------------------------------------------------
                   (Address of principal executive offices)


                                (619) 746-2411
                          ---------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    NO [_]

                               TABLE OF CONTENTS

                                     PART I
                                     ------


                                                              Page
                                                              ----

Item 1.  Financial Statements                                    3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     8


                                    PART II
                                    -------


Item 6.  Exhibits and Reports on Form 8-K                       10


          SIGNATURE

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)



                                            March 31, 1996
                                          -----------------
ASSETS
- - ------
Property held for investment:
  Land                                       $    2,759,700
  Buildings and improvements                     10,452,700
  Fixtures and equipment                            132,700
                                          -----------------

                                                 13,345,100
Less accumulated depreciation                    (1,492,400)
                                          -----------------

                                                 11,852,700

Investments in joint ventures                     4,947,000
Cash and cash equivalents                           753,700
Note receivable from general partners               679,300
Deferred financing costs                            269,800
Other assets                                        215,500
                                          -----------------

                                             $   18,718,000
                                          =================


LIABILITIES AND PARTNERS' EQUITY
- - --------------------------------

Liabilities:
  Mortgage notes payable                     $    7,220,000
  Accounts payable                                   18,400
  Accrued expenses                                  127,700
  Tenant deposits and other liabilities              64,100
  Distribution payable                               66,300
                                          -----------------

                                                  7,496,500
                                          -----------------

Partners' equity:
  Limited partners                               11,245,400
  General partners                                  (23,900)
                                          -----------------

                                                 11,221,500
                                          -----------------

                                             $   18,718,000
                                          =================

                See accompanying notes to financial statements

                           WINDSOR PARK PROPERTIES 7
                      ----------------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                      ----------------------------------
                                  (unaudited)

                                           Three Months Ended March 31,
                                           ---------------------------

                                              1996            1995
                                           -------------  ------------
REVENUES
- - --------
Rent and utilities                           $   575,800   $   367,200
Equity in earnings of joint ventures              79,600        65,500
Interest                                          21,200        16,300
Other                                              6,500        13,100
                                           -------------  ------------
                                                 683,100       462,100
                                           -------------  ------------
COSTS AND EXPENSES
- - ------------------
Property operating                               244,300       145,600
Interest                                         161,900
Depreciation and amortization                    141,200        89,600
General and administrative:
  Related parties                                 17,500        12,900
  Other                                           10,000        15,900
                                           -------------  ------------
                                                 574,900       264,000
                                           -------------  ------------
Net income                                   $   108,200   $   198,100
                                           =============  ============

Net income - general partners                $     1,100   $     2,000
                                           =============  ============

Net income - limited partners                $   107,100   $   196,100
                                           =============  ============

Net income per limited partnership unit      $      0.68   $      1.23
                                           =============  ============



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (unaudited)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                  1996            1995
                                                             -------------    -----------
Cash flows from operating activities:
  Net income                                                  $    108,200    $   198,100
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                  141,200         89,600
    Equity in earnings of joint ventures                           (79,600)       (65,500)
    Joint ventures' cash distributions                              79,600         65,500
    Gain on sale of property held for investment                      (400)        (8,900)
    Amortization of deferred financing costs                        10,600

  Changes in operating assets and liabilities:
      Other assets                                                  17,500          3,500
      Accounts payable                                             (14,600)       (16,700)
      Accrued expenses                                              21,400          7,700
      Tenant deposits and other liabilities                          7,800          1,000
                                                             -------------    -----------
Net cash provided by operating activities                          291,700        274,300
                                                             -------------    -----------

Cash flows from investing activities:
  Joint ventures' cash distributions                                96,600         32,500
  Increase in property held for investment                         (41,700)        (4,200)
  Note receivable from general partners                              8,800          5,800
  Proceeds on sale of property held for investment and
   other assets                                                      1,000         43,000
                                                              -------------    ----------

 Net cash provided by investing activities                          64,700         77,100
                                                             -------------    -----------

Cash flows from financing activities:
  Distributions                                                   (289,500)      (281,300)
  Repurchase of limited partnership units                           (3,000)
                                                             -------------    -----------

Net cash used in financing activities                             (292,500)      (281,300)
                                                             -------------    -----------

Net increase in cash and cash equivalents                           63,900         70,100

Cash and cash equivalents at beginning of period                   689,800        303,600
                                                             -------------    -----------

Cash and cash equivalents at end of period                    $    753,700    $   373,700
                                                             =============    ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                               $    155,600    $       ---
                                                             =============    ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1996 and the related statements of operations and of cash flows for the three months ended March 31, 1996 and 1995 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of three manufactured home communities in 1996 and one manufactured home community in 1995. The combined condensed results of operations of the joint ventures for the three months ended March 31, 1996 and 1995 follows:

                                1996          1995
                           -----------   -----------

      Total revenues       $   947,300   $   310,700
                           -----------   -----------
      Expenses:
      Property operating       448,900       126,100
      Interest                 240,100
      Depreciation             133,100        67,500
                           -----------   -----------

                               822,100       193,600
                           -----------   -----------

      Net income           $   125,200   $   117,100
                           ===========   ===========


NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1996 and 1995 was 158,129 and 159,102, respectively.

NOTE 4.  RELATED PARTY TRANSACTIONS
         --------------------------

The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr. (Mr. Coseo is also the president, chief executive officer and the principal stockholder of The Windsor Corporation).

The General Partners are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
- - -----------------

Investment properties acquired subsequent to November 1994 are managed by The Windsor Corporation. For management services, Windsor receives 5% of gross property receipts. During the three months ended March 31, 1996, Windsor received fees of $8,800. Windsor received no fees during the three months ended March 31, 1995.

The profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners. During the three months ended March 31, 1996 and 1995, the General Partners received cash distributions from operations of $2,900 and $2,800, respectively.

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $22,000 and $16,000 for such costs during the three months ended March 31, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

Liquidation Stage
- - -----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of investment properties is limited to competitive real estate commissions, not to exceed 6% of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3%, if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners receiving a 6% cumulative, non-compounded annual return on their original invested capital.

The General Partners also receive 15% of profits, losses, and cash distributions from the sale or financing of Partnership properties after the Limited Partners have received a 9% cumulative, non-compounded, annual return on their invested capital.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1996 and 1995 follows:

                                    1996                    1995
                          -----------------------  -----------------------
                                          Per                       Per
                            Amount        Unit        Amount        Unit
                          -----------   ---------  -----------   ---------
Net income
  - limited partners       $  107,100    $  0.68   $  196,100    $   1.23
Return of capital             179,500       1.13       82,200        0.52
                          -----------   ---------  -----------   ---------
                           $  286,600    $  1.81   $  278,300    $   1.75
                          ===========   =========  ===========   =========

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
- - -------------------------------

March 31, 1996 as compared to December 31, 1995
- - -----------------------------------------------

The Partnership's primary sources of cash during the three months ended March 31, 1996 were from the operations of its investment properties and cash distributions from joint ventures. The primary use of cash during the same period was for cash distributions to partners.

There have been no significant changes in the financial condition of the Partnership since December 31, 1995. Partners' equity decreased from $11,405,800 at December 31, 1995 to $11,221,500 at March 31, 1996 due to cash distributions of $289,500 and repurchased limited partnership units of $3,000, exceeding net income of $108,200.

The future sources of cash for the Partnership will be provided from property operations, cash reserves, and ultimately from the sale of property. The future uses of cash will be for Partnership administration, capital expenditures, distributions to partners and debt service. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

Results of Operations
- - ---------------------

Three months ended March 31, 1996 as compared to three months ended March 31,
- - -----------------------------------------------------------------------------
1995
- - ----

The results of operations for the three months ended March 31, 1996 and 1995 are not directly comparable due to the purchases of interests in the Lucerne, Long Lake Village, Garden Walk and Village Glen manufactured home communities in June 1995, June 1995, August 1995 and October 1995, respectively. The Partnership realized net income of $108,200 and $198,100 for the three months ended March 31, 1996 and 1995, respectively. Net income per limited partnership unit was $0.68 in 1996 as compared to $1.23 in 1995.

As a result of the investment property purchases described above, all major revenue and expense categories increased in 1996, specifically, rent and utilities revenues, equity in earnings of joint ventures, property operating costs and depreciation and amortization.

The overall occupancy of the Partnership's five wholly owned properties was 97% at March 31, 1996 compared to 92% for three wholly owned properties at March 31, 1995. Recent rent increases implemented at wholly owned properties include $8 per month at North Glen effective July 1995, $9 and $12 per month at Kings and Queens and Village Glen, respectively effective January 1996, and $8 per month at Lucerne effective March 1996.

Equity in earnings of joint ventures represents the Partnership's share of the net income of three joint venture properties in 1996 and one joint venture property in 1995. Long Lake Village and Garden Walk were purchased in 1995 as discussed previously. The overall occupancy of the three joint venture properties was 90% at March 31, 1996. Recent rent raises implemented at joint venture properties include $10 per month at Carefree effective September 1995, and $10 per month at both Long Lake and Garden Walk effective January 1996.

Interest income increased from $16,300 in 1995 to $21,200 in 1996 due mainly to higher cash balances maintained by the Partnership.

Interest expense of $161,900 in 1996 represents interest incurred on three loans totaling $7,220,000 obtained by the Partnership in 1995. The Partnership incurred no interest expense in 1995.

General and administrative expenses decreased slightly from $28,800 in 1995 to $27,500 in 1996.

                                    PART II
                                    -------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a)  Exhibits and Index of Exhibits

         (27) Financial Data Schedule

    (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the period covered by this Form 10-QSB.

                                   SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         WINDSOR PARK PROPERTIES 7,
                         A California Limited Partnership
                         ---------------------------------
                              (Registrant)


                         By: The Windsor Corporation, General Partner



                         By  /s/ John A. Coseo, Jr.
                            --------------------------------------------------
                            JOHN A. COSEO, JR.
                            Chief Financial Officer
                            (Principal Accounting Officer)

Date: May 10, 1996