Form 10QSB
period 1996-06-30
WINDSOR PARK PROPERTIES 7
filed 1996-08-12
CIK 853634

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended      June 30, 1996
                                    -------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from __________________ to __________________


      Commission file number   000-21722
                             ---------------------------------------------


          WINDSOR PARK PROPERTIES 7, A CALIFORNIA LIMITED PARTNERSHIP
     ------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


        California                                      33-0363181
- --------------------------------             --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
- -----------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (619) 746-2411
          ----------------------------------------------------------
                          (Issuer's telephone number)



   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (x)     No  ( )
    -----       -----

                               TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                Page
                                                                ----
Item 1.  Financial Statements                                    3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    10


                                    PART II
                                    -------

Item 6.  Exhibits and Reports on Form 8-K                       12

         SIGNATURE

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                          June 30, 1996
                                                        -----------------
ASSETS
- ------

Property held for investment:
  Land                                                     $    2,759,700
  Buildings and improvements                                   10,626,200
  Fixtures and equipment                                          155,600
                                                        -----------------

                                                               13,541,500
Less accumulated depreciation                                  (1,637,800)
                                                        -----------------

                                                               11,903,700

Investments in joint ventures                                   4,880,200
Cash and cash equivalents                                         730,400
Note receivable from general partners                             670,500
Deferred financing costs                                          259,200
Other assets                                                       86,000
                                                        -----------------

                                                           $   18,530,000
                                                        =================


LIABILITIES AND PARTNERS' EQUITY
- ------------------------------------------

Liabilities:
  Mortgage notes payable                                   $    7,220,000
  Accounts payable                                                 22,500
  Accrued expenses                                                128,200
  Tenant deposits and other liabilities                            62,200
  Distribution payable                                             66,300
                                                        -----------------

                                                                7,499,200
                                                        -----------------


Partners' equity:
  Limited partners                                             11,056,600
  General partners                                                (25,800)
                                                        -----------------

                                                               11,030,800
                                                        -----------------

                                                           $   18,530,000
                                                        =================

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           -------------------------
                                  (unaudited)

                                             Three Months Ended June 30,
                                          -------------------------------

                                                1996             1995
                                          --------------    -------------
REVENUES
- --------

Rent and utilities                           $   585,900   $      377,200
Equity in earnings of joint ventures              80,700           43,700
Interest                                          19,800           15,800
Other                                              5,800            6,000
                                          --------------    -------------

                                                 692,200          442,700
                                          --------------    -------------

COSTS AND EXPENSES
- -------------------

Property operating                               253,400          155,400
Interest                                         165,100
Depreciation and amortization                    145,400           90,400
General and administrative:
  Related parties                                 17,700           11,900
  Other                                           10,800           10,600
                                          --------------    -------------

                                                 592,400          268,300
                                          --------------    -------------

Net income                                   $    99,800   $      174,400
                                          ==============    =============

Net income - general partners                $     1,000   $        1,700
                                          ==============    =============

Net income - limited partners                $    98,800   $      172,700
                                          ==============    =============

Net income per limited partnership unit      $      0.62   $         1.09
                                          ==============    =============



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           -------------------------
                                  (unaudited)

                                               Six Months Ended June 30,
                                             -----------------------------

                                                 1996             1995
                                             -------------   -------------

REVENUES
- ---------

Rent and utilities                           $   1,161,700   $   744,400
Equity in earnings of joint ventures               160,300       109,200
Interest                                            41,000        32,100
Other                                               12,300        19,100
                                             -------------   -------------

                                                 1,375,300       904,800
                                             -------------   -------------

COSTS AND EXPENSES
- -------------------

Property operating                                 497,700       301,000
Interest                                           327,000
Depreciation and amortization                      286,600       180,000
General and administrative:
  Related parties                                   35,200        24,800
  Other                                             20,800        26,500
                                             -------------   -------------

                                                 1,167,300       532,300
                                             -------------   -------------

Net income                                   $     208,000   $   372,500
                                             =============   =============

Net income - general partners                $       2,100   $     3,700
                                             =============   =============

Net income - limited partners                $     205,900   $   368,800
                                             =============   =============

Net income per limited partnership unit      $        1.30   $      2.32
                                             =============   =============



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (unaudited)

                                                                       Six Months Ended June 30,
                                                                   --------------------------------
                                                                          1996            1995
                                                                   --------------   ---------------
Cash flows from operating activities:
  Net income                                                        $    208,000    $     372,500
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                        286,600          180,000
    Equity in earnings of joint ventures                                (160,300)        (109,200)
    Joint ventures' cash distributions                                   160,300          109,200
    Loss (gain) on sale of property held for investment
      and other assets                                                     5,600           (8,900)
    Amortization of deferred financing costs                              21,200

    Changes in operating assets and liabilities:
      Other assets                                                        27,600          (48,500)
      Accounts payable                                                   (10,500)          (6,700)
      Accrued expenses                                                    21,900           17,900
      Tenant deposits and other liabilities                                5,900           15,000
                                                                   --------------   ---------------

Net cash provided by operating activities                                566,300          521,300
                                                                   --------------   ---------------
Cash flows from investing activities:
  Increase in property held for investment                              (198,600)        (165,200)
  Joint ventures' cash distributions                                     163,400        1,023,900
  Proceeds on sale of property held for investment
    and other assets                                                      74,900           43,000
  Note receivable from general partners                                   17,600           11,500
  Investment in joint venture                                                            (868,100)
  Deposit on property                                                                     (50,000)
                                                                   --------------   ---------------

Net cash provided by (used in) investing activities                       57,300           (4,900)
                                                                   --------------   ---------------

Cash flows from financing activities:
  Distributions                                                         (578,800)        (562,400)
  Repurchase of limited partnership units                                 (4,200)         (49,400)
                                                                   --------------   ---------------

Net cash used in financing activities                                   (583,000)        (611,800)
                                                                   --------------   ---------------

Net increase (decrease) in cash and cash equivalents                      40,600          (95,400)

Cash and cash equivalents at beginning of period                         689,800          303,600
                                                                   --------------   ---------------

Cash and cash equivalents at end of period                          $    730,400    $     208,200
                                                                   ==============   ===============


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1996 and the related statements of operations for the three and six months ended June 30, 1996 and 1995 and the statements of cash flows for the six months ended June 30, 1996 and 1995 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of undivided interests in three manufactured home communities in 1996 and one manufactured home community in 1995. The combined condensed results of operations of these properties for the six months ended June 30, 1996 and 1995 follows:

                                            1996           1995
                                      --------------   -------------

      Total revenues                   $   1,866,800   $   629,200
                                      --------------   -------------

      Expenses:
      Property operating                     867,700       284,600
      Interest                               481,800        14,000
      Depreciation                           267,000       135,700
                                      --------------   -------------

                                           1,616,500       434,300
                                      --------------   -------------

      Net income                       $     250,300   $   194,900
                                      ==============   =============


NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1996 was 158,082 and 158,105, respectively; and 158,873 and 158,988 for the three and six months ended June 30, 1995, respectively.

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

The General Partners are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
- -----------------

Investment properties acquired subsequent to November 1994 are managed by The Windsor Corporation. For management services, Windsor receives 5% of gross property receipts. During the three and six months ended June 30, 1996, Windsor received fees of $9,300 and $18,100, respectively. Windsor received no fees during the three and six months ended June 30, 1995.

The profits, losses, and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners. During the three months ended June 30, 1996 and 1995, the General Partners received cash distributions from operations of $2,900 and $2,800, respectively; and $5,800 and $5,600 during the six months ended June 30, 1996 and 1995, respectively.

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $22,500 and $15,100 for such costs during the three months ended June 30, 1996 and 1995, respectively; and $44,500 and $31,100 for the six months ended June 30, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1996 and 1995 follows:


                                 1996                        1995
                       -------------------------   -----------------------

                                            Per                        Per
                            Amount          Unit      Amount          Unit
                       --------------    -------   -----------    --------

Net income
  - limited partners       $  205,900    $  1.30    $  368,800    $   2.32
Return of capital             367,100       2.32       187,600        1.18
                       --------------    -------   -----------    --------

                           $  573,000    $  3.62    $  556,400    $   3.50
                       ==============    =======   ===========    ========

NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

                                                                  1996              1995
                                                              --------------   ------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                               $   308,500      $         --
                                                              ==============   ============

Supplemental schedule of non-cash investing and financing
- ---------------------------------------------------------
activities:
- ----------

    In 1995, the Partnership acquired a manufactured home community in which a mortgage note payable was obtained and a portion of the purchase consideration was remitted directly by an affiliated joint venture. The acquisition is summarized as follows:

  Total purchase consideration                                       $   2,100,000
  New mortgage note payable, net                                        (1,050,900)
  Consideration from affiliated joint venture                             (937,800)
                                                                 -----------------

  Cash paid                                                          $     111,300
                                                                 =================

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
- ------------------------------

June 30, 1996 as compared to December 31, 1995
- ----------------------------------------------

The Partnership's primary sources of cash during the six months ended June 30, 1996 were from the operations of its investment properties and joint venture cash distributions. The primary uses of cash during the same period were for cash distributions to partners and capital expenditures.

There have been no significant changes in the financial condition of the Partnership since December 31, 1995. Partners' equity decreased from $11,405,800 at December 31, 1995 to $11,030,800 at June 30, 1996 due to
distributions of $578,800 and repurchased limited partnership units of $4,200, exceeding net income of $208,000.

At June 30, 1996, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $14,061,700, consisting of $1,500,000 of fixed rate debt and $12,561,700 of variable rate debt. The fixed rate debt was converted from variable rate debt during the second quarter in order to reduce the Partnership's future exposure to interest rate risk. All other terms of the fixed rate debt remain the same. The average rate of interest on the fixed and variable rate debt was 8.8% and 8.4%, respectively, at June 30, 1996.

The future sources of cash for the Partnership will be provided from property operations, cash reserves, and ultimately from the sale of the properties. The future uses of cash will be for Partnership administration, capital expenditures, debt service, and distributions to partners. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

Results of Operations
- ---------------------

Six months ended June 30, 1996 as compared to six months ended June 30, 1995
- ----------------------------------------------------------------------------

The results of operations for the six months ended June 30, 1996 and 1995 are not directly comparable due to the purchases of interests in the Lucerne, Long Lake Village, Garden Walk and Village Glen manufactured home communities in June 1995, June 1995, August 1995 and October 1995, respectively. The Partnership realized net income of $208,000 and $372,500 for the six months ended June 30, 1996 and 1995, respectively. Net income per limited partnership unit was $1.30 in 1996 compared to $2.32 in 1995.

As a result of the investment property purchases described above, all major revenue and expense categories increased in 1996, specifically, rent and utilities revenues, equity in earnings of joint ventures, property operating costs and depreciation and amortization.

The overall occupancy of the Partnership's five wholly owned properties was 98% at June 30, 1996 compared to 95% for three wholly owned properties at June 30, 1995. Recent rent increases implemented at wholly owned properties include $8 per month at North Glen effective July 1995; $9 and $12 per month at Kings and Queens and Village Glen, respectively, effective January 1996; and $8 per month at Lucerne effective March 1996.

Equity in earnings of joint ventures represents the Partnership's share of the net income of three joint venture properties in 1996 and one joint venture property in 1995. Long Lake Village and Garden Walk were purchased in 1995 as discussed previously. The overall occupancy of the three joint venture properties was 89% at June 30, 1996 compared to 93% for one joint venture property at June 30, 1995. Recent rent raises implemented at joint venture properties include $10 per month at Carefree effective September 1995, and $10 per month at both Long Lake and Garden Walk effective January 1996.

Interest income increased from $32,100 in 1995 to $41,000 in 1996 due mainly to higher cash balances maintained by the Partnership.

Interest expense of $327,000 in 1996 represents interest incurred on three loans totaling $7,220,000 obtained by the Partnership in 1995. The Partnership incurred no interest expense in 1995.

General and administrative expenses increased from $51,300 in 1995 to $56,000 in 1996 due mainly to increased employee time charges by the General Partners.

Three months ended June 30, 1996 as compared to three months ended June 30, 1995
- --------------------------------------------------------------------------------

The results of operations for the three months ended June 30, 1996 and 1995 are not directly comparable due to the purchases of interests in the Lucerne, Long Lake Village, Garden Walk and Village Glen manufactured home communities in June 1995, June 1995, August 1995 and October 1995, respectively. The Partnership realized net income of $99,800 and $174,400 for the three months ended June 30, 1996 and 1995, respectively. Net income per limited partnership unit was $0.62 in 1996 compared to $1.09 in 1995.

As a result of the investment property purchases described above, all major revenue and expense categories increased in 1996, specifically, rent and utilities revenues, equity in earnings of joint ventures, property operating costs and depreciation and amortization.

Equity in earnings of joint ventures represents the Partnership's share of the net income of three joint venture properties in 1996 and one joint venture property in 1995. Long Lake Village and Garden Walk were purchased in 1995 as discussed previously. Equity in earnings of joint ventures increased from $43,700 in 1995 to $80,700 in 1996 due mainly to the two joint venture purchases.

Interest income increased from $15,800 in 1995 to $19,800 in 1996 due mainly to higher cash balances maintained by the Partnership.

Interest expense of $165,100 in 1996 represents interest incurred on three loans totaling $7,220,000 obtained by the Partnership in 1995. The Partnership incurred no interest expense in 1995.

General and administrative expenses increased from $22,500 in 1995 to $28,500 in 1996 due mainly to increased employee time charges by the General Partners.

                                    PART II
                                    -------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         ---------------------------------

   a)  Exhibits and Index of Exhibits

       (27)  Financial Data Schedule

   b)  Reports on Form 8-K

       There were no reports on Form 8-K filed during the period covered by this Form 10-QSB.

                                   SIGNATURE



In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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

Date: August 12, 1996