Form 10QSB
period 1996-09-30
WINDSOR PARK PROPERTIES 7
filed 1996-11-12
CIK 853634

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended      September 30, 1996
                                    ------------------------------


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



      For the transition period from__________________to_________________


        Commission file number   000-21722
                              ___________________________________________


          WINDSOR PARK PROPERTIES 7, A CALIFORNIA LIMITED PARTNERSHIP
     ------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


             California                             33-0363181
    _______________________________      _________________________________
    (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
     _____________________________________________________________________
                   (Address of principal executive offices)


                                (619) 746-2411
     _____________________________________________________________________
                          (Issuer's telephone number)


  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( x )     No  (   )
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


          SIGNATURE

                          WINDSOR PARK PROPERTIES 7
                          -------------------------
                      (A California Limited Partnership)

                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                        September 30, 1996
                                                        ------------------
ASSETS
------
Property held for investment:
  Land                                                     $ 2,731,200
  Buildings and improvements                                10,716,400
  Fixtures and equipment                                       157,000
                                                           -----------
                                                            13,604,600
Less accumulated depreciation                               (1,785,500)
                                                           -----------
                                                            11,819,100

Investments in joint ventures                                4,857,300
Cash and cash equivalents                                      649,900
Note receivable from general partners                          662,000
Deferred financing costs                                       248,600
Other assets                                                   107,700
                                                           -----------
                                                           $18,344,600
                                                           ===========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage notes payable                                   $ 7,220,000
  Accounts payable                                              31,600
  Accrued expenses                                             163,400
  Tenant deposits and other liabilities                         59,500
  Distribution payable                                          68,500
                                                           -----------

                                                             7,543,000
                                                           -----------
Partners' equity:
  Limited partners                                          10,829,600
  General partners                                             (28,000)
                                                           -----------
                                                            10,801,600
                                                           -----------
                                                           $18,344,600
                                                           ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                             Three Months Ended September 30,
                                             --------------------------------
                                                  1996              1995
                                             -------------      -------------
REVENUES
--------

Rent and utilities                              $598,200          $466,000
Equity in earnings of joint ventures              61,200            78,900
Interest                                          20,800            16,800
Other                                              5,500             4,500
                                                --------          --------
                                                 685,700           566,200
                                                --------          --------

COSTS AND EXPENSES
------------------

Property operating                               276,400           194,200
Interest                                         166,300            69,800
Depreciation and amortization                    147,700           115,000
General and administrative:
  Related parties                                 18,500            14,800
  Other                                            7,100            11,700
                                                --------          --------
                                                 616,000           405,500
                                                --------          --------
Net income                                      $ 69,700          $160,700
                                                ========          ========

Net income - general partners                   $    700          $  1,600
                                                ========          ========
Net income - limited partners                   $ 69,000          $159,100
                                                ========          ========
Net income per limited partnership unit         $   0.44          $   1.00
                                                ========          ========


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)



                                             Nine Months Ended September 30,
                                             ------------------------------
                                                  1996              1995
                                             -------------      -----------
REVENUES
--------

Rent and utilities                              $1,759,900        $1,210,400
Equity in earnings of joint ventures               221,500           188,100
Interest                                            61,800            48,900
Other                                               17,800            23,600
                                                ----------        ----------
                                                 2,061,000         1,471,000
                                                ----------        ----------

COSTS AND EXPENSES
------------------

Property operating                                 774,100           495,200
Interest                                           493,300            69,800
Depreciation and amortization                      434,300           295,000
General and administrative:
  Related parties                                   53,700            39,600
  Other                                             27,900            38,200
                                                ----------        ----------
                                                 1,783,300           937,800
                                                ----------        ----------
Net income                                      $  277,700        $  533,200
                                                ==========        ==========
Net income - general partners                   $    2,800        $    5,300
                                                ==========        ==========
Net income - limited partners                   $  274,900        $  527,900
                                                ==========        ==========
Net income per limited partnership unit         $     1.74        $     3.32
                                                ==========        ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                  Nine Months Ended September 30
                                                                  ------------------------------
                                                                     1996            1995
                                                                  -----------     -----------
Cash flows from operating activities:
  Net income                                                     $ 277,700      $   533,200
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                  434,300          295,000
    Equity in earnings of joint ventures                          (221,500)        (188,100)
    Joint ventures' cash distributions                             221,500          188,100
    Loss (gain) on sale of property held for investment
     and other assets                                                5,600           (8,900)
    Amortization of deferred financing costs                        31,800

    Changes in operating assets and liabilities:
      Other assets                                                   5,900          (56,600)
      Accounts payable                                              (1,400)         (18,800)
      Accrued expenses                                              63,200           72,900
      Tenant deposits and other liabilities                          3,200           (7,700)
                                                                 ---------      -----------
Net cash provided by operating activities                          820,300          809,100
                                                                 ---------      -----------

Cash flows from investing activities:
  Increase in property held for investment                        (290,300)        (249,700)
  Joint ventures' cash distributions                               186,300          975,800
  Proceeds on sale of property held for investment
    and other assets                                                97,400           43,000
  Note receivable from general partners                             26,100           17,000
  Investments in joint ventures                                                  (3,347,500)
  Deposit on property                                                               (50,000)
                                                                 ---------      -----------
Net cash provided by (used in) investing activities                 19,500       (2,611,400)
                                                                 ---------      -----------
Cash flows from financing activities:
  Distributions                                                   (869,200)        (843,600)
  Repurchase of limited partnership units                          (10,500)         (49,400)
  Proceeds from issuance of notes payable, net                                    4,435,000
                                                                 ---------      -----------
Net cash (used in) provided by financing activities               (879,700)       3,542,000
                                                                 ---------      -----------
Net (decrease) increase in cash and cash equivalents               (39,900)       1,739,700

Cash and cash equivalents at beginning of period                   689,800          303,600
                                                                 ---------      -----------
Cash and cash equivalents at end of period                       $ 649,900      $ 2,043,300
                                                                 =========      ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 1996 and the related statements of operations for the three and nine months ended September 30, 1996 and 1995 and the statements of cash flows for the nine months ended September 30, 1996 and 1995 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of undivided interests in three manufactured home communities. The combined condensed results of operations of these properties for the nine months ended September 30, 1996 and 1995 (including Long Lake and Garden Walk since their purchase in June 1995 and August 1995, respectively) follows:


                                 1996            1995
                             ----------        ----------
 Total revenues              $2,773,000        $1,348,500
                             ----------        ----------
  Expenses:
   Property operating         1,305,300           587,600
   Interest                     726,900           200,400
   Depreciation                 401,200           243,700
                             ----------        ----------
                              2,433,400         1,031,700
                             ----------        ----------
 Net income                  $  339,600        $  316,800
                             ==========        ==========

NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1996 was 157,986 and 158,065, respectively; and 158,454 and 158,809 for the three and nine months ended September 30, 1995, respectively.

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

The General Partners are entitled to receive various fees and compensation from the Partnership which are summarized as follows:

Operational Stage
-----------------

Investment properties acquired subsequent to November 1994 are managed by The Windsor Corporation. For management services, Windsor receives 5% of gross property receipts. During the three and nine months ended September 30, 1996, Windsor received fees of $9,000 and $27,100, respectively; and $4,000 for both the three and nine months ended September 30, 1995.

The profits, losses, and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners. During both the three months ended September 30, 1996 and 1995, the General Partners received cash distributions from operations of $2,900; and $8,700 and $8,500 during the nine months ended September 30, 1996 and 1995, respectively.

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time, which are incurred on the Partnership's behalf. The Partnership was charged $21,200 and $18,900 for such costs during the three months ended September 30, 1996 and 1995, respectively; and $65,700 and $50,000 for the nine months ended September 30, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the nine months ended September 30, 1996 and 1995 follows:


                                   1996                      1995
                            -------------------      ----------------------
                                        Per                         Per
                            Amount      Unit         Amount         Unit
                            ------      ----         ------         -----
Net income
  - limited partners       $274,900      $1.74       $527,900       $3.32
Return of capital           587,800       3.72        309,800        1.95
                           --------      -----       --------       -----

                           $862,700      $5.46       $837,700       $5.27
                           ========      -----       ========       -----


NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------


                                                                           1996            1995
                                                                           ----            ----
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                                          $  466,600         $35,100
                                                                         ==========         =======


Supplemental schedule of non-cash investing and financing
---------------------------------------------------------
activities:
----------
    In 1995, the Partnership acquired a manufactured
    home community in which a mortgage note payable
    was obtained and a portion of the purchase
    consideration was remitted directly by an
    affiliated joint venture.  The acquisition is
    summarized as follows:

  Total purchase consideration                                          $ 2,116,800
  New mortgage note payable, net                                         (1,050,600)
  Consideration from affiliated joint venture                              (937,800)
                                                                        -----------
   Cash paid                                                            $   128,400
                                                                        ===========





                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                       (A California Limited Partnership)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
------------------------------

September 30, 1996 as compared to December 31, 1995
---------------------------------------------------

The Partnership's primary sources of cash during the nine months ended September 30, 1996 were from the operations of its investment properties and joint venture cash distributions. The primary uses of cash during the same period were for cash distributions to partners and capital expenditures.

There have been no significant changes in the financial condition of the Partnership since December 31, 1995. Partners' equity decreased from $11,405,800 at December 31, 1995 to $10,801,600 at September 30, 1996 due to
declared distributions of $871,400 and repurchased limited partnership units of $10,500, exceeding net income of $277,700.

At September 30, 1996, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $14,061,700, consisting of $1,500,000 of fixed rate debt and $12,561,700 of variable rate debt. The fixed rate debt was converted from variable rate debt during the second quarter in order to reduce the Partnership's future exposure to interest rate risk. All other terms of the fixed rate debt remain the same. The average rate of interest on the fixed and variable rate debt was 8.8% and 8.5%, respectively, at September 30, 1996.

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

Results of Operations
---------------------

Nine months ended September 30, 1996 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1995
--------

The results of operations for the nine months ended September 30, 1996 and 1995 are not directly comparable due to the purchases of interests in the Lucerne, Long Lake Village, Garden Walk and Village Glen manufactured home communities in June 1995, June 1995, August 1995 and October 1995, respectively. The Partnership realized net income of $277,700 and $533,200 for the nine months ended September 30, 1996 and 1995, respectively. Net income per limited partnership unit was $1.74 in 1996 compared to $3.32 in 1995.

As a result of the investment property purchases described above, all major revenue and expense categories increased in 1996, specifically, rent and utilities revenues, equity in earnings of joint ventures, property operating costs and depreciation and amortization.

The overall occupancy of the Partnership's five wholly owned properties was 98% at September 30, 1996 compared to 96% for four wholly owned properties at September 30, 1995. Recent rent increases implemented at wholly owned properties include $13 and $8 per month at North Glen effective July 1996 and July 1995, respectively; $9 and $12 per month at Kings and Queens and Village Glen, respectively, effective January 1996; and $8 per month at Lucerne effective March 1996.

Equity in earnings of joint ventures, which represents the Partnership's share of the net income of three joint venture properties, increased from $188,100 in 1995 to $221,500 in 1996. The overall occupancy of the three joint venture properties was 89% at September 30, 1996 compared to 93% at September 30, 1995. The overall decrease in occupancy is due primarily to Long Lake Village, where occupancy decreased from 100% at September 30, 1995 to 87% at September 30, 1996. The General Partners feel that the best long term course of action is to reduce the number of non-owner occupied mobile homes located in the community. Several of these homes have been removed in 1996 resulting in the decrease in occupancy. The available spaces are now being marketed for higher quality owner occupied homes and the General Partners believe that the decrease in occupancy will be temporary. Despite the overall decrease in occupancy, equity in earnings of joint ventures increased in 1996 as the 1995 amounts only reflect the results of operations of the Long Lake and Garden Walk communities since their purchase in June 1995 and August 1995, respectively.

Interest income increased from $48,900 in 1995 to $61,800 in 1996 due mainly to higher cash balances maintained by the Partnership.

Interest expense increased from $69,800 in 1995 to $493,300 in 1996 due to the three loans totaling $7,220,000 obtained by the Partnership in 1995.

General and administrative expenses increased from $77,800 in 1995 to $81,600 in 1996 due mainly to increased employee time charges by the General Partners, as a result of a larger property portfolio.

Three months ended September 30, 1996 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1995
------------------

The results of operations for the three months ended September 30, 1996 and 1995 are not directly comparable due to the purchases of interests in the Lucerne, Long Lake Village, Garden Walk and Village Glen manufactured home communities in June 1995, June 1995, August 1995 and October 1995, respectively. The Partnership realized net income of $69,700 and $160,700 for the three months ended September 30, 1996 and 1995, respectively. Net income per limited partnership unit was $0.44 in 1996 compared to $1.00 in 1995.

As a result of the investment property purchases described above, all major revenue and expense categories increased in 1996, specifically, rent and utilities revenues, property operating costs and depreciation and amortization.

Equity in earnings of joint ventures, which represents the Partnership's share of the net income of three joint venture properties, decreased from $78,900 in 1995 to $61,200 in 1996. The decrease is attributable mainly to the occupancy level decreases at Long Lake Village, as discussed previously.

Interest income increased from $16,800 in 1995 to $20,800 in 1996 due mainly to higher cash balances maintained by the Partnership.

Interest expense increased from $69,800 in 1995 to $166,300 in 1996 due to the three loans totaling $7,220,000 obtained by the Partnership in 1995.

                                    PART II
                                    -------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

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

Date: November 11, 1996