Form 10KSB40
period 1996-12-31
WINDSOR PARK PROPERTIES 7
filed 1997-03-26
CIK 853634

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1996

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ................to...............

Commission file number 000-21722

          WINDSOR PARK PROPERTIES 7, A CALIFORNIA LIMITED PARTNERSHIP
          -----------------------------------------------------------
              (Exact name of small business issuer in its charter)


        California                                    33-0363181
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

       120 W. Grand Avenue, Suite 202, Escondido, California      92025
      -------------------------------------------------------------------
              (Address of principal executive offices)          (Zip Code)

Issuer's telephone number: (619) 746-2411

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g)
of the Exchange Act:                      Units of Limited Partnership Interest
                                          -------------------------------------
                                                       (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year:  $2,728,000

                   DOCUMENTS INCORPORATED BY REFERENCE:  None

                               TABLE OF CONTENTS

                                    PART I
                                    ------

                                                                  Page
                                                                  ----

Item 1.      Description of Business                               3

Item 2.      Description of Properties                             5

Item 3.      Legal Proceedings                                     7

Item 4.      Submission of Matters to a Vote of Security Holders   7

                                    PART II
                                    -------
Item 5.      Market for the Partnership's Units and Related
             Security Holder Matters                               7

Item 6.      Management's Discussion and Analysis                  8

Item 7.      Financial Statements                                 11

Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure               24

                                   PART III
                                   --------
Item 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance with Section 16(a)
              of The Exchange Act                                 24

Item 10.      Executive Compensation                              25

Item 11.      Security Ownership of Certain Beneficial Owners
              and Management                                      25

Item 12.      Certain Relationships and Related Transactions      25

Item 13.      Exhibits and Reports on Form 8-K                    26

              SIGNATURES                                          27


                                     PART I
                                     ------

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Business Development
--------------------

Windsor Park Properties 7, a California Limited Partnership (the Partnership), was formed in June 1989 pursuant to the provisions of the California Uniform Limited Partnership Act. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr., chief executive officer, president and principal stockholder of The Windsor Corporation. The Partnership term is set to expire in December 2005; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of the Limited Partners.

The Partnership was organized to acquire and hold existing manufactured home communities for investment. Its principal investment objectives are to provide to its Limited Partners: (i) distributions of cash from operations, (ii) preservation, protection and eventual return of the Limited Partners' investment, and (iii) realization of appreciation in the value of the properties acquired.

The Partnership was funded through a public offering of 250,000 limited partnership units (Units). A total of 159,332 Units were sold for gross proceeds aggregating $15,933,200. The offering commenced in March 1990 and terminated in January 1992. The net proceeds from the offering were originally expended for the acquisition of undivided interests in four manufactured home communities located in Florida, Washington and Indiana. The Partnership paid all cash for the properties.

In February 1995, through a proxy vote of the limited partners, an amendment to the Agreement of Limited Partnership was approved permitting the financing of currently owned manufactured home communities and the reinvestment of financing proceeds into newly acquired manufactured home communities to be purchased with permanent mortgage financing. Overall Partnership mortgage financing will not exceed 55% of the value of existing and newly acquired properties.

Subsequent to the approval of the financing and reinvestment proposal discussed above, the Partnership obtained two loans collateralized by interests in currently owned manufactured home communities. The proceeds from these loans were used as partial consideration to purchase interests in six additional manufactured home communities. The remaining consideration was obtained from permanent mortgage financing.

In June 1995, the Partnership and an affiliated limited partnership jointly obtained a $3,479,800 loan collateralized by the Carefree Village manufactured home community, a jointly owned property. The Partnership's share of this loan is $1,948,700. The Partnership also obtained a $4,620,000 loan collateralized by the Kings and Queens, North Glen and The Hills communities.

In June 1995, the Partnership purchased interests in two manufactured home communities - a 100% interest in the Lucerne manufactured home community located in Winter Haven, Florida, and a 60% interest in the Long Lake Village manufactured home community located in West Palm Beach, Florida. The remaining interest in Long Lake Village was acquired by an affiliated entity. The Partnership's costs of its equity interests in Lucerne and Long Lake Village were $2,118,500 and $868,100, respectively. The Partnership obtained a $1,100,000 loan in connection with the purchase of Lucerne, and the Partnership and an affiliated entity jointly obtained a $1,600,000 loan in connection with the purchase of Long Lake Village. The Partnership's share of the Long Lake Village loan is $960,000. Both loans are collateralized by the communities.

In August 1995, the Partnership purchased a 69% undivided interest in the Garden Walk manufactured home community located in Palm Beach Gardens, Florida. The remaining undivided interest in the community was acquired by an affiliated limited partnership. The Partnership's cost of its equity interest in the community was $2,479,500. The Partnership and the affiliated partnership jointly obtained a $5,700,000 loan, collateralized by the community, in connection with the purchase. The Partnership's share of the loan is $3,933,000.

In October 1995, the Partnership purchased the Village Glen manufactured home community located in Melborne, Florida. The Partnership's total cost of the community was $2,551,000. A $1,500,000 loan, collateralized by the community, was obtained in connection with the purchase.

In February 1997, the Partnership purchased a 26% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the communities was $598,000. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Partnership's share of this loan is $790,400. In addition, the Partnership assumed a $500,000 note payable to the seller.

The Partnership owns interests in the following manufactured home communities at February 28, 1997:

                                      Date
Name of Property      Ownership %   Acquired        Location
----------------      -----------   --------        -----------

Carefree Village              56%   July 1990       Tampa, Florida
North Glen                   100%   October 1991    Westfield, Indiana
Kings & Queens               100%   February 1992   Lakeland, Florida
The Hills                    100%   December 1992   Richland, Washington
Lucerne                      100%   June 1995       Winter Haven, Florida
Long Lake                     60%   June 1995       West Palm Beach, Florida
Garden Walk                   69%   August 1995     Palm Beach Gardens, Florida
Village Glen                 100%   October 1995    Melbourne, Florida
Apache East                   26%   February 1997   Phoenix, Arizona
Denali Park                   26%   February 1997   Phoenix, Arizona

No further property financings or investment property acquisitions are planned by the General Partners.

The overall occupancy of the eight communities owned by the Partnership at December 31, 1996 was approximately 93%. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy. There are no current plans to dispose of any of these properties.

Business of Issuer
------------------

The Partnership is currently in the business of managing, holding for investment, and eventually selling the existing manufactured home communities. Competitors of the Partnership include other public and private limited partnerships, individuals, corporations, and other entities engaged in real estate investment activities. Competition for such properties varies with changes in the supply or demand for similar or competing properties in a given area, changes in interest rates and the availability of mortgage funds, and changes in tax, real estate, environmental, and zoning laws.

Partnership profitability depends in part on maximizing occupancy and rental rates in its manufactured home communities. Rents and occupancy rates are affected by both changes in general economic conditions and changes in local conditions such as levels of employment, supply of other comparable units or competitive housing alternatives, zoning laws and the availability and cost of energy and transportation.

All of the properties are located in or near large urban areas. Accordingly, they compete for rentals not only with the other manufactured home communities but with apartments and any other form of low-cost housing that might exist.

The Partnership's profitability also depends on the minimization of both property and partnership administration expenses. Expenses are affected by changes in general economic trends and changes in local conditions such as prevailing wages, utility rates, insurance costs, and real estate taxation practices.

The Partnership has no employees. Partnership administrative services are provided by The Windsor Corporation, which is reimbursed for costs incurred on behalf of the Partnership. An independent property management company employs all of the properties' on-site personnel and is reimbursed by the Partnership for such costs.

Item 2.  DESCRIPTION OF PROPERTIES
         -------------------------

The Partnership owns interests in ten properties at February 28, 1997. The Partnership operates the properties as manufactured home communities, renting space to manufactured home tenants on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. All of the properties are encumbered. It is the General Partners' opinion that the properties are in good condition and are adequately insured.


                             Carefree Village    North Glen    Kings & Queens    The Hills
                             ----------------    ----------    --------------    ---------
                                  Tampa,         Westfield,       Lakeland,       Richland,
Location                          Florida          Indiana         Florida       Washington
-------------------------------------------------------------------------------------------

Percentage of Ownership                    56%          100%              100%          100%
Date Acquired                            7/90         10/91              2/92         12/92
Acreage                                    58            38                19            52
Number of Spaces                          406           289               107           223
Monthly Rents (1)                  $      263    $      205        $      195    $      210
Occupancy Level:
  December 31, 1996                        87%          100%               98%           95%
Real Estate Taxes                  $  113,800    $   25,000        $   19,200    $   29,400
Federal Tax Basis (3)              $3,095,100    $3,561,000        $1,089,800    $2,469,200
Mortgage Information:
  Balance payable                  $3,479,800    $4,620,000                (2)           (2)
  Interest rate                          8.47%         8.47%               (2)           (2)
  Amortization period                      --            --                (2)           (2)
  Maturity date                          6/02          6/02                (2)           (2)
  Balance due at maturity          $3,479,800    $4,620,000                (2)           (2)

         -------------------------

                                                             Long Lake
                                             Garden Walk      Village
                             Village Glen    ------------   -----------      Lucerne
                             -------------    Palm Beach     West Palm    --------------
                                Tampa,         Gardens,       Beach,      Winter Haven,
Location                        Florida        Florida        Florida        Florida
---------------------------------------------------------------------------------------

Percentage of Ownership               100%            69%           60%             100%
Date Acquired                       10/95           8/95          6/95             6/95
Acreage                                27             71            19               14
Number of Spaces                      143            484           134              140
Monthly Rents (1)              $      238     $      351    $      347       $      204
Occupancy Level:
  December 31, 1996                    97%            91%           87%              98%
Real Estate Taxes              $   25,500     $  163,400    $   41,800       $   25,900
Federal Tax Basis (3)          $2,386,600     $6,192,100    $1,834,900       $1,939,000
Mortgage Information:
  Balance payable              $1,500,000     $5,700,000    $1,600,000       $1,100,000
  Interest rate                      8.82%          8.47%         8.47%            8.47%
  Amortization period                  --             --            --               --
  Maturity date                      8/02           8/02          6/02             6/02
  Balance due at maturity      $1,500,000     $5,700,000    $1,600,000       $1,100,000


                             Apache East      Denali Park
                             ------------     -----------
                               Phoenix,        Phoenix,
Location                       Arizona         Arizona
---------------------------------------------------------------------------------------
Percentage of Ownership                26%            26%
Date Acquired                        2/97           2/97
Acreage                                16             33
Number of Spaces                      123            162
Monthly Rents (1)              $      220     $      202
Occupancy Level:
  December 31, 1996                    77%            68%
Real Estate Taxes              $   16,300     $   23,200
Federal Tax Basis (3)          $  578,500     $  760,500
Mortgage Information:
  Balance payable              $3,040,000             (4)
  Interest rate                      8.38%            (4)
  Amortization period          24 years               (4)
  Maturity date                      3/06             (4)
  Balance due at maturity      $2,583,200             (4)

(1)  Average rental rates in effect on December 31, 1996.
(2)  Same mortgage note payable as North Glen.
(3) For income tax purposes, the properties and their components are depreciated using both straight-line and accelerated methods over useful lives ranging from 5 to 40 years.
(4)  Same mortgage note payable as Apache East.

Item 3.  LEGAL PROCEEDINGS
         -----------------

There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Partnership is a party or of which any of its properties is the subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

There were no matters submitted to security holders for a vote during the fourth quarter of the fiscal year covered by this report.

                                    PART II
                                    -------

Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER
         --------------------------------------------------------------
         MATTERS
         -------

A public market for the Partnership's units does not exist and is not likely to develop. As of December 31, 1996, there were approximately 1,800 persons holding an aggregate of 157,865 units.

Cash distributions to limited partners paid since December 31, 1994 are as follows:

                                  Per $1,000
Date Paid           Amount (1)   Invested (2)
-----------------   ----------   ------------

December 1996         $98,700          $6.19
November 1996         $98,700          $6.19
October 1996          $98,700          $6.19
September 1996        $98,700          $6.19
August 1996           $95,500          $5.99
July 1996             $95,500          $5.99
June 1996             $95,500          $5.99
May 1996              $95,500          $5.99
April 1996            $95,500          $5.99
March 1996            $95,500          $5.99
February 1996         $95,500          $5.99
January 1996          $95,500          $5.99

December 1995         $95,300          $5.98
November 1995         $95,800          $6.01
October 1995          $95,800          $6.01
September 1995        $95,800          $6.01
August 1995           $92,500          $5.80
July 1995             $92,500          $5.81
June 1995             $92,500          $5.81
May 1995              $92,800          $5.82
April 1995            $92,800          $5.82
March 1995            $92,800          $5.82
February 1995         $92,800          $5.82
January 1995          $92,800          $5.82

(1)  Amounts exclude General Partner participation.
(2)  Computed based on $15,933,200 original investment.

Cash distributions paid to the General Partners since December 31, 1994 were $23,100. The General

Partners expect that the Partnership will make cash distributions in the future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

a)  Liquidity and Capital Resources
    -------------------------------

The Partnership's primary sources of cash during the years ended December 31, 1996 and 1995 were from the operations of its investment properties and proceeds from mortgage notes payable. The Partnership's primary uses of cash during the same period were for the purchases of interests in investment properties, debt service and cash distributions to partners.

In February 1995, through a proxy vote of the limited partners, an amendment to the Agreement of Limited Partnership was approved permitting the financing of currently owned manufactured home communities and the reinvestment of financing proceeds into newly acquired manufactured home communities to be purchased with permanent mortgage financing. Overall Partnership mortgage financing will not exceed 55% of the value of existing and newly acquired properties.

Subsequent to the approval of the financing and reinvestment proposal discussed above, the Partnership obtained two loans collateralized by interests in currently owned manufactured home communities. The proceeds from these loans were used as partial consideration to purchase interests in six additional manufactured home communities. The remaining consideration was obtained from permanent mortgage financing.

In June 1995, the Partnership and an affiliated limited partnership jointly obtained a $3,479,800 loan collateralized by the Carefree Village manufactured home community, a jointly owned property. The Partnership's share of the loan is $1,948,700. The Partnership also obtained a $4,620,000 loan collateralized by the Kings and Queens, North Glen and The Hills communities.

In June 1995, the Partnership purchased interests in two manufactured home communities - a 100% interest in the Lucerne manufactured home community located in Winter Haven, Florida, and a 60% interest in the Long Lake Village manufactured home community located in West Palm Beach, Florida. The remaining interest in Long Lake Village was acquired by an affiliated entity. The Partnership's costs of its equity interests in Lucerne and Long Lake Village were $2,118,500 and $868,100, respectively. The Partnership obtained a $1,100,000 loan in connection with the purchase of Lucerne. The Partnership and an affiliated entity jointly obtained a $1,600,000 loan in connection with the purchase of Long Lake Village. The Partnership's share of the Long Lake Village loan is $960,000. Both loans are collateralized by the properties.

In August 1995, the Partnership purchased a 69% undivided interest in the Garden Walk manufactured home community located in Palm Beach Gardens, Florida. The remaining undivided interest in the property was acquired by an affiliated limited partnership. The Partnership's cost of its equity interest in the community was $2,479,500. The Partnership and the affiliated partnership jointly obtained a $5,700,000 loan, collateralized by the community, in connection with the purchase. The Partnership's share of the loan is $3,933,000.

In October 1995, the Partnership purchased the Village Glen manufactured home community located in Melborne, Florida. The Partnership's total cost of the community was $2,551,000. A $1,500,000 loan, collateralized by the community, was obtained in connection with the purchase.

All of the Partnership's loans, except the Village Glen loan, are payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.47% at December 31, 1996) and are due in 2002. The Partnership and the affiliated entities are contingently liable for the full amounts of the loans obtained jointly. In March 1996, the Village Glen loan, which originally had the same terms as the other Partnership loans, was converted to a fixed rate loan bearing interest at 8.82%. All other terms remained the same.

At December 31, 1996, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $14,061,700, consisting of $1,500,000 of fixed rate debt and $12,561,700 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.8% and 8.5%, respectively, at December 31, 1996.

In February 1997, the Partnership purchased a 26% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the communities was $598,000. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Partnership's share of this loan is $790,400. In addition, the Partnership assumed a $500,000 note payable to the seller. The $3,040,000 loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3 year Treasury Note plus 2.2%. The loan is due in March 2006. The $500,000 loan bears interest at 8% and is due in February 1998.

In February 1997, the Partnership received a $370,000 payment on the note receivable from general partners. The General Partners currently intend to use these proceeds to paydown the $500,000 note payable to the seller of the Apache East and Denali Park communities.

The Partnership owns interests in the following manufactured home communities at February 28, 1997:

                                      Date
Name of Property      Ownership %   Acquired        Location
------------------    -----------   --------        --------

Carefree Village              56%   July 1990       Tampa, Florida
North Glen                   100%   October 1991    Westfield, Indiana
Kings & Queens               100%   February 1992   Lakeland, Florida
The Hills                    100%   December 1992   Richland, Washington
Lucerne                      100%   June 1995       Winter Haven, Florida
Long Lake                     60%   June 1995       West Palm Beach, Florida
Garden Walk                   69%   August 1995     Palm Beach Gardens, Florida
Village Glen                 100%   October 1995    Melbourne, Florida
Apache East                   26%   February 1997   Phoenix, Arizona
Denali Park                   26%   February 1997   Phoenix, Arizona

No further property financings or investment property acquisitions are planned by the General Partners.

The future sources of cash for the Partnership will be provided from property operations, cash reserves, and ultimately from the sale of property. The future uses of cash will be for Partnership administration, capital expenditures, cash distributions to partners and debt service. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

b)  Results of Operations
    ---------------------

The results of operations for the years ended December 31, 1996 and 1995 are not directly comparable due to the purchases of interests in the Lucerne, Long Lake Village, Garden Walk and

Village Glen manufactured home communities in June 1995, June 1995, August 1995 and October 1995, respectively. The Partnership realized net income of $353,400 and $626,700 for the years ended December 31, 1996 and 1995, respectively. Net income per limited partnership unit was $2.21 in 1996 compared to $3.91 in 1995.

As a result of the investment property purchases described above, all major revenue and expense categories increased in 1996, specifically, rent and utilities revenues, property operating costs and depreciation and amortization.

The overall occupancy of the Partnership's five wholly owned properties was 98% at December 31, 1996 compared to 97% at December 31, 1995. Recent rent increases implemented at wholly owned properties include $13 and $8 per month at North Glen effective July 1996 and July 1995, respectively; $9 and $12 per month at Kings and Queens and Village Glen, respectively, effective January 1996; and $8 per month at Lucerne effective March 1996.

Equity in earnings of joint ventures represents the Partnership's share of the net income of the Carefree Village manufactured home community, and since their purchase in 1995, the Long Lake Village and Garden Walk manufactured home communities. Equity in earnings of joint ventures decreased from $267,800 in 1995 to $264,400 in 1996. The overall occupancy of the Partnership's three joint venture properties decreased from 93% at December 31, 1995 to 89% at December 31, 1996. The overall decrease in occupancy is due primarily to Long Lake Village, where occupancy decreased from 97% at December 31, 1995 to 87% at December 31, 1996. The General Partners feel that the best long term course of action is to reduce the number of non-owner occupied mobile homes located in the community. Several of these homes were removed in 1996 resulting in the decrease in occupancy. The available spaces are now being marketed for higher quality owner occupied homes and the General Partners believe that the decrease in occupancy will be temporary.

Interest income increased from $72,400 in 1995 to $81,700 in 1996 due mainly to higher cash balances maintained by the Partnership.

Interest expense increased from $244,400 in 1995 to $658,800 in 1996, due to the mortgage loans obtained by the Partnership in 1995, as discussed previously.

General and administrative expenses increased from $104,600 in 1995 to $109,600 in 1996, due mainly to higher employee time charges from the General Partners as a result of a larger investment property portfolio.

Item 7.      FINANCIAL STATEMENTS
             --------------------

The following financial statements are filed as a part of this report:

                                                 Page
                                                 ----

Independent Auditors' Report                      12

Balance Sheet at December 31, 1996                13

Statements of Operations for the years ended
 December 31, 1996 and 1995                       14

Statements of Partners' Equity for the years
 ended December 31, 1996 and 1995                 15

Statements of Cash Flows for the years ended
 December 31, 1996 and 1995                       16

Notes to Financial Statements                     17


INDEPENDENT AUDITORS' REPORT



The Partners
Windsor Park Properties 7
(A California Limited Partnership)
Escondido, California

We have audited the accompanying balance sheet of Windsor Park Properties 7 (the Partnership) as of December 31, 1996 and the related statements of operations, partners' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Windsor Park Properties 7 as of December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Costa Mesa, California
February 28, 1997

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------


                                              December 31, 1996
                                              -----------------
ASSETS
------

Property held for investment, net             $     11,713,000
Investments in joint ventures                        4,870,300
Cash and cash equivalents                              511,100
Note receivable from general partners                  653,300
Deferred financing costs                               238,400
Other assets                                            76,400
                                              ----------------

                                              $     18,062,500
                                              ================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage notes payable                      $      7,220,000
  Accounts payable                                      26,200
  Accrued expenses                                     118,400
  Distribution payable                                  68,500
  Tenant deposits and other liabilities                 57,200
                                              ----------------

                                                     7,490,300
                                              ----------------

Partners' equity:
  Limited partners                                  10,602,500
  General partners                                     (30,300)
                                              ----------------

                                                    10,572,200
                                              ----------------

                                              $     18,062,500
                                              ================

              See accompanying notes to financial statements.

                        WINDSOR PARK PROPERTIES 7
                        -------------------------
                    (A California Limited Partnership)
                         STATEMENTS OF OPERATIONS
                         ------------------------


                                             For The Year Ended December 31,
                                             -------------------------------
                                                1996                1995
                                             -------------     -------------
REVENUES
--------
Rent and utilities                           $   2,358,200     $   1,771,900
Equity in earnings of joint ventures               264,400           267,800
Interest                                            81,700            72,400
Other                                               23,700            28,800
                                             -------------     -------------
                                                 2,728,000         2,140,900
                                             -------------     -------------




COSTS AND EXPENSES
------------------

Property operating                               1,024,100           729,200
Interest                                           658,800           244,400
Depreciation and amortization                      582,100           436,000
General and administrative:
  Related parties                                   73,700            58,900
  Other                                             35,900            45,700
                                             -------------     -------------
                                                 2,374,600         1,514,200
                                             -------------     -------------
Net income                                   $     353,400     $     626,700
                                             =============     =============
Net income - general partners                $       3,500     $       6,300
                                             =============     =============
Net income - limited partners                $     349,900     $     620,400
                                             =============     =============
Net income per limited partnership unit      $        2.21     $        3.91
                                             =============     =============

               See accompanying notes to financial statements.

                                   WINDSOR PARK PROPERTIES 7
                                   -------------------------
                              (A California Limited Partnership)
                                STATEMENTS OF PARTNERS' EQUITY
                                ------------------------------
                        FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                        ----------------------------------------------



                                        General Partners    Limited Partners        Total
                                        ----------------    ----------------    --------------

Balance at January 1, 1995              $        (17,000)   $     12,003,500    $   11,986,500

Cash distributions                               (11,400)         (1,124,200)       (1,135,600)

Net income                                         6,300             620,400           626,700

Repurchase of limited partnership
 units                                                               (71,800)          (71,800)
                                        ----------------    ----------------    --------------
Balance at December 31, 1995                     (22,100)         11,427,900        11,405,800

Cash distributions                               (11,700)         (1,158,800)       (1,170,500)

Net income                                         3,500             349,900           353,400

Repurchase of limited partnership
  units                                                              (16,500)          (16,500)
                                        ----------------    ----------------    --------------
Balance at December 31, 1996            $        (30,300)   $     10,602,500    $   10,572,200
                                        ================    ================    ==============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                      For The Year Ended December 31,
                                                                      --------------------------------
                                                                           1996              1995
                                                                      --------------    --------------
Cash flows from operating activities:
Net income                                                            $      353,400    $      626,700
  Adjustments to reconcile net income to net cash
  provided by operating activities:
       Depreciation and amortization                                         582,100           436,000
       Equity in earnings of joint ventures                                 (264,400)         (267,800)
       Joint ventures' cash distributions                                    264,400           267,800
       Loss (gain) on sale of property held for investment
        and other assets                                                       5,600            (8,900)
       Amortization of deferred financing costs                               42,500

Changes in operating assets and liabilities:
  Other assets                                                                37,200           (73,700)
  Accounts payable                                                            (6,800)           (2,000)
  Accrued expenses                                                            15,200            67,100
  Tenant deposits and other liabilities                                          900            (6,600)
                                                                      --------------    --------------
Net cash provided by operating activities                                  1,030,100         1,038,600
                                                                      --------------    --------------
Cash flows from investing activities:
  Increase in property held for investment                                  (329,000)       (1,394,300)
  Joint ventures' cash distributions                                         173,300           794,400
  Proceeds from sale of property held for investment
    and other assets                                                          97,400            43,000
  Note receivable from general partners                                       34,800            22,400
  Investments in joint ventures                                                             (3,347,600)
                                                                      --------------    --------------
Net cash used in investing activities                                        (23,500)       (3,882,100)
                                                                      --------------    --------------
Cash flows from financing activities:
   Distributions                                                          (1,168,300)       (1,133,200)
   Repurchase of limited partnership units                                   (16,500)          (71,800)
   Payment of deferred financing costs                                          (500)         (185,300)
   Proceeds from mortgage note payable                                                       4,620,000
                                                                      --------------    --------------
Net cash (used in) provided by financing activities                       (1,185,300)        3,229,700
                                                                      --------------    --------------
Net (decrease) increase in cash and cash equivalents                        (178,700)          386,200

Cash and cash equivalents at beginning of year                               689,800           303,600
                                                                      --------------    --------------
Cash and cash equivalents at end of year                              $      511,100    $      689,800
                                                                      ==============    ==============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------------

The Partnership
---------------

Windsor Park Properties 7, A California Limited Partnership (the Partnership), was formed in June 1989 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr., chief executive officer, president and principal stockholder of The Windsor Corporation.

The Partnership was funded through a public offering of 250,000 limited partnership units at $100 per unit, which commenced in March 1990 and terminated in January 1992. The Partnership term is set to expire on December 31, 2005; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of the Limited Partners.

The following is a summary of the Partnership's significant accounting policies:

Property Held for Investment
----------------------------

Property held for investment is recorded at the lower of cost or estimated net realizable value after disposition costs, and depreciated over various estimated useful lives (building and improvements - 10 to 20 years; fixtures and equipment
- 3 to 5 years) using the straight-line method. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance are charged to operations as incurred.

In 1996, the Partnership adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Accordingly, property held for investment is reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying values of the properties may not be recoverable. Impairment is measured as the difference between the carrying value of the property and its fair value. The adoption of SFAS No. 121 did not have an effect on the 1996 financial statements of the Partnership.

Investments In Joint Ventures
-----------------------------

The investments in joint ventures are accounted for by the equity method as the Partnership does not exercise control over these ventures.

Financing Costs
---------------

Financing costs are amortized to interest expense over the life of the note using the level yield method.

Income Taxes
------------

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. The tax effect of any income or loss accrues to the individual partners.

Net Income per Limited Partnership Unit
---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the year and the net income allocated to the limited partners. The weighted average number of limited partnership units outstanding during the years ended December 31, 1996 and 1995 was 158,026 and 158,725, respectively.

Statements of Cash Flows
------------------------

For purposes of the statements of cash flows, the Partnership considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.  PARTNERSHIP AGREEMENT
         ---------------------

In accordance with the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1996 and 1995 was 157,865 and 158,140, respectively, which represented capital contributions of $15,786,500 and $15,814,000, respectively. During the years ended December 31, 1996 and 1995, the Partnership repurchased 275 units and 962 units, respectively, for $16,500 and $71,800, respectively. The General Partners owned 91 units at both December 31, 1996 and 1995.

The General Partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage
-----------------

Certain investment properties are managed by The Windsor Corporation (TWC). For management services, TWC receives 5% of gross property receipts. During the years ended December 31, 1996 and 1995, TWC received fees of $36,100 and $12,500, respectively.

The profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners. During the years ended December 31, 1996 and 1995, the General Partners received cash distributions from operations of $11,700 and $11,400, respectively.

The Partnership reimburses TWC for certain direct expenses, and employee, executive and administrative time which are incurred on the Partnership's behalf. The Partnership was charged $91,200 and $73,800 for such costs during the years ended December 31, 1996 and 1995, respectively. These costs are included in property operating and general and administrative expenses in the accompanying statements of operations.

Liquidation Stage
-----------------

During the Partnership's liquidation stage, the total compensation paid to all persons for the sale of Partnership properties is limited to competitive real estate commissions, not to exceed 6% of the contract price for the sale of the property. The General Partners may receive up to one-half of the competitive real estate commission, not to exceed 3%, if they provide a substantial amount of services in the sales effort. The General Partners' commission is subordinated to the Limited Partners receiving a 6% cumulative, non-compounded, annual return on their original invested capital.

The General Partners also receive 15% of profits, losses and cash distributions from the sale or financing of Partnership properties after the Limited Partners have received a 9% cumulative, non-compounded, annual return on their original invested capital.

NOTE 3.  PROPERTY HELD FOR INVESTMENT
         ----------------------------

Property held for investment consists of five manufactured home communities summarized as follows:

Name of Property                       Date Acquired        Location
----------------                       -------------        --------
North Glen                             October 4, 1991      Westfield, Indiana
Kings & Queens                         February 4, 1992     Lakeland, Florida
The Hills                              December 24, 1992    Richland, Washington
Lucerne                                June 23, 1995        Winter Haven, Florida
Village Glen                           October 3, 1995      Melbourne, Florida



                                        December 31, 1996
                                        -----------------
Land                                    $      2,734,100
Buildings and improvements                    10,755,200
Fixtures and equipment                           157,000
                                        ----------------
                                              13,646,300
Less accumulated depreciation                 (1,933,300)
                                        ----------------
                                        $     11,713,000
                                        ================

In June 1995, the Partnership purchased the Lucerne community for a total cost of $2,118,500. In October 1995, the Partnership purchased the Village Glen community for a total cost of $2,551,000.

NOTE 4.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

The Partnership's investments in joint ventures consist of interests in three manufactured home communities summarized as follows:

                            Ownership
Name of Property            Percentage    Date Acquired     Location
----------------            ----------    -------------     --------
Carefree Village                56%       July 31, 1990     Tampa, Florida
Long Lake Village               60%       June 30, 1995     West Palm Beach, Florida
Garden Walk                     69%       August 15, 1995   Palm Beach Gardens, Florida

The remaining interests in the communities are owned by affiliated entities.

In June 1995, the Partnership and an affiliated limited partnership jointly obtained a $3,479,800 loan collateralized by the Carefree Village manufactured home community, a jointly owned property. The Partnership's share of the loan is $1,948,700. The loan is payable in monthly interest only installments bearing interest at 90-day LIBOR plus 2.95% (8.47% at December 31, 1996) and is due in June 2002. The Partnership and the affiliated limited partnership are both contingently liable for the full amount of the loan.

In June 1995, the Partnership purchased a 60% interest in the Long Lake Village manufactured home community for a cost of $868,100. In connection with the purchase, the Partnership and the affiliated entity jointly obtained a $1,600,000 loan collateralized by the community. The Partnership's share of the loan is $960,000. The loan is payable in monthly interest only installments bearing interest at 90-day LIBOR plus 2.95% (8.47% at December 31, 1996) and is due in June 2002. The Partnership and the affiliated entity are both contingently liable for the full amount of the loan.

In August 1995, the Partnership purchased a 69% interest in the Garden Walk manufactured home community for a cost of $2,479,500. In connection with the purchase, the Partnership and the affiliated limited partnership jointly obtained a $5,700,000 loan, collateralized by the community. The Partnership's share of the loan is $3,933,000. The loan is payable in monthly interest only installments bearing interest at 90-day LIBOR plus 2.95% (8.47% at December 31, 1996) and is due in August 2002. The Partnership and the affiliated limited partnership are both contingently liable for the full amount of the loan.

The combined condensed financial position and results of operations of the joint ventures (including Long Lake Village and Garden Walk since their purchase) follows:

                                        December 31, 1996
                                        -----------------
Financial Position
------------------

Property held for investment, net       $   18,029,800
Cash                                            63,500
Other assets                                   646,100
                                        --------------
    Total assets                        $   18,739,400
                                        ==============

Mortgage notes payable                  $   10,779,800
Accounts payable                                50,200
Other liabilities                              101,600
                                        --------------

    Total liabilities                       10,931,600

Partners' equity                             7,807,800
                                        --------------
                                        $   18,739,400
                                        ==============

                           For the Year Ended December 31
                           ------------------------------
                                1996            1995
                           -------------    -------------
Results of Operations
---------------------

Property revenues          $   3,675,900    $   2,289,500
                           -------------    -------------
Expenses:
  Property operating           1,767,400        1,016,900
  Interest                       970,700          454,400
  Depreciation                   539,100          375,800
                           -------------    -------------
                               3,277,200        1,847,100
                           -------------    -------------
Net Income                 $     398,700    $     442,400
                           =============    =============

NOTE 5.  NOTE RECEIVABLE FROM GENERAL PARTNERS
         -------------------------------------

The note receivable from general partners represents excess organization and offering costs incurred by the Partnership and bears interest at the current partnership distribution rate (7.5% at December 31, 1996) or local bank money market rates, if higher. The note is due on demand but in no event later than the termination of the Partnership. The note is collateralized by an equitable lien on securities owned by TWC and all proceeds from real estate commissions payable to the General Partners from the sale of Partnership properties. The note is also personally guaranteed by John A. Coseo, Jr., General Partner. The General Partners believe that such collateral is sufficient to secure the note receivable from the General Partners. During the years ended December 31, 1996 and 1995, the Partnership earned interest of $49,300 and $49,600, respectively, from the note.

NOTE 6.  MORTGAGE NOTES PAYABLE
         ----------------------

Mortgage notes payable consist of the following at December 31, 1996:

Notes payable, collateralized by property held for investment, payable in monthly interest only installments bearing interest at 90-day LIBOR plus 2.95% (8.47% at December 31, 1996),
due in 2002                                                         $   5,720,000

Note payable, collateralized by property held for investment, payable in monthly interest only installments bearing interest
at a fixed rate of 8.82%, due in 2002                                   1,500,000
                                                                    -------------
                                                                    $   7,220,000
                                                                    =============

In March 1996, the $1,500,000 mortgage note payable was converted from a variable rate loan bearing interest at 90-day LIBOR plus 2.95% to a fixed rate note bearing interest at 8.82%.

NOTE 7.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the Limited Partners for the years ended December 31, 1996 and 1995 follows:

                                  1996                        1995
                          ----------------------    -----------------------
                                            Per                       Per
                             Amount         Unit       Amount         Unit
                             ------         ----       ------         ----
Net income
- Limited Partners        $    349,900   $  2.21    $    620,400    $  3.91
Return of capital              808,900      5.12         503,800       3.17
                          ------------   -------    ------------    -------
                          $  1,158,800   $  7.33    $  1,124,200    $  7.08
                          ============   =======    ============    =======

NOTE 8.  INCOME TAXES
         ------------

Certain transactions of the Partnership are reported in different periods for financial and tax reporting purposes. A reconciliation between amounts reported for financial statement and federal tax return purposes as of December 31, 1996 and 1995 and for the years then ended follows:

                                December 31, 1996                   December 31, 1995
                          -----------------------------     -------------------------------
                              Net           Partners'          Net            Partners'
                            Income           Equity           Income           Equity
                          -----------     -------------     ----------       --------------

Per financial
 statements               $   353,400     $  10,572,200     $  626,700       $   11,405,800
Syndication
 costs                                        2,280,000                           2,280,000
Depreciation                 (185,500)         (459,900)         5,900             (274,400)
Other                          (1,800)           28,900         (4,200)              30,700
                          -----------     -------------     ----------       --------------
Per Partnership
  tax return              $   166,100     $  12,421,200     $  628,400       $   13,442,100
                          ===========     =============     ==========       ==============


NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of the financial instruments. The General Partners believe the carrying value of the mortgage notes payable approximates fair value based upon interest rates available for the issuance of debt with similar terms and maturities. The note receivable from general partners bears interest at the current Partnership distribution rate. Based on interest rates currently available for loans with similar terms and maturities, the General Partners believe the fair value of the note receivable from general partners is $608,000.

NOTE 10.  SUPPLEMENTAL CASH FLOW INFORMATION
          ----------------------------------

                                                                           1996          1995
                                                                           ----          ----
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest (none capitalized)                                        $  621,600     $  173,600
                                                                       ==========     ==========

Supplemental schedule of noncash investing and financing
--------------------------------------------------------
activities:
-----------

    In 1995, the Partnership acquired two manufactured home communities in which mortgage notes payable were obtained. A portion of the purchase consideration for one of the acquisitions was remitted directly by an affiliated joint venture. The two acquisitions are summarized as follows:

  Total purchase consideration                                          $  4,669,500
  New mortgage notes payable, net                                         (2,483,100)
  Consideration from affiliated joint venture                               (937,800)
                                                                        ------------
   Cash paid                                                            $  1,248,600
                                                                        ============

NOTE 11.  SUBSEQUENT EVENTS
          -----------------

In February 1997, the Partnership purchased a 26% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the communities was $598,000. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Partnership's share of this loan is $790,400. In addition, the Partnership assumed a $500,000 note payable to the seller. The $3,040,000 loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3-year Treasury Note plus 2.2%. The loan is due in March 2006. The $500,000 loan bears interest at 8% and is due in February 1998.

In February 1997, the Partnership received a $370,000 principal paydown on the note receivable from general partners.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

There were no disagreements over accounting or financial disclosure with the independent accountants for the Partnership.

                                    PART III
                                    --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

The original general partners of the Partnership were The Windsor Corporation (Windsor), and John A. Coseo, Jr. Mr. Coseo, his wife Patricia Ann Coseo and their children owned a majority of the stock of Windsor.

In July 1994, Windsor merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to The Windsor Corporation (Wincorp). Subsequent to the merger, Mr. Coseo, his wife Patricia Ann Coseo and their children own a majority of the stock of Wincorp.

Windsor and Wincorp were incorporated in 1977 and 1992, respectively, to engage in the real estate syndication business. Since 1979 they have concentrated solely on the acquisition, management, and sale of fully-developed manufactured home communities through the investment programs which they sponsor.

The executive officers of Windsor and Wincorp do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is expected to be spent on matters unrelated to the Partnership, particularly after the completion of its offering and acquisition stages.

The names, ages, and nature of the positions held by the directors and executive officers of Wincorp follow:

        Name                 Age                    Office
        ----                 ---                    ------

     John A. Coseo, Jr.       58   Chairman of the Board and Chief Executive
                                   Officer
     Patricia A. Coseo        55   Secretary and Director

A brief background of the directors and executive officers follows.

John A. Coseo, Jr. (58) was the founder of Windsor in 1974 and has been actively involved in all facets of the manufactured housing business since that time. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 56 manufactured home communities throughout the United States. Mr. Coseo is the Chairman and chief executive officer of Wincorp. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934. Mr. Coseo is also Chairman, chief executive officer, and a trustee of Wincorp's first sponsored real estate investment trust, Windsor Real Estate Investment Trust 8. Mr. Coseo is the husband of Patricia A. Coseo.

Patricia A. Coseo (55) is and has been the Secretary and a Director of Windsor and Wincorp for the past ten years. She is involved in corporate planning and development, and is the spouse of John A. Coseo, Jr.


Item 10.    EXECUTIVE COMPENSATION
            ----------------------

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to the directors or executive officers of The Windsor Corporation. Refer to Item 12 (Certain Relationships and Related Transactions) for management fees and expense reimbursements paid to The Windsor Corporation by the Partnership.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

     No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partnership units.

(b)  Security Ownership of Management

     The following table presents certain information regarding the number of Units owned, directly or indirectly, by (i) each General Partner and (ii) all General Partners as a group as of December 31, 1996:


                                                      Amount and Nature of    Percent of
Title of Class                 Beneficial Owner       Beneficial Ownership      Class
----------------------------------------------------------------------------------------
Units of Limited              John A. Coseo, Jr.,
  Partnership Interest         a General Partner                91               .058%
                                                                --               -----

Units of Limited            All General Partners as
  Partnership Interest              a group                     91               .058%
                                                                ==               =====

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

The following table reflects all compensation accrued or paid to the General Partners during the years ended December 31, 1996 and 1995.

Form of Compensation and Entity Receiving                 1996         1995
-----------------------------------------                 ----         ----
Expense reimbursement - The Windsor Corporation        $   91,200   $   73,800
Property management fee - The Windsor Corporation      $   36,100   $   12,500
Cash distributions - The Windsor Corporation           $   11,700   $   11,400


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits and Index of Exhibits

          (3) - Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 33-23183 and incorporated herein by reference.

          27 Financial Data Schedule

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the last quarter of the period covered by this Form 10-KSB.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of March, 1997.


                 WINDSOR PARK PROPERTIES 7
                 A California Limited Partnership

                 By:/s/ John A. Coseo, Jr.
                    --------------------------------
                    JOHN A. COSEO, JR.
                    Individual General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                   Title                                 Date
---------                   -----                                 ----

                            General Partner and Chairman of the   March 24, 1997
/s/ John A. Coseo, Jr.      Board of The Windsor Corporation
-------------------------   (Principal Executive Officer of
JOHN A. COSEO, JR.          The Windsor Corporation)



/s/ Patricia A. Coseo       Director of The Windsor Corporation   March 24, 1997
-------------------------
PATRICIA A. COSEO