Form 10QSB
period 1997-03-31
WINDSOR PARK PROPERTIES 7
filed 1997-05-13
CIK 853634

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended     March 31, 1997
                                    -------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from ___________________ to ___________________


      Commission file number   000-21722
                             ------------------------------------------------


            WINDSOR PARK PROPERTIES 7, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


               California                                33-0363181
      --------------------------------              -------------------
      (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)               Identification No.)


          120 W. Grand Avenue, Suite 202, Escondido, California 92025
--------------------------------------------------------------------------------
                   (Address of principal executive offices)



                                (619) 746-2411
--------------------------------------------------------------------------------
                          (Issuer's telephone number)



  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ( x )     No  (   )
     -----         -----

                               TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                            Page
                                                                            ----
Item 1.   Financial Statements                                                3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 9


                                    PART II
                                    -------

Item 6.   Exhibits and Reports on Form 8-K                                   11


          SIGNATURE

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                             March 31, 1997
                                             --------------
ASSETS
------

Property held for investment:
  Land                                        $ 2,734,100
  Buildings and improvements                   10,774,900
  Fixtures and equipment                          191,600
                                              -----------

                                               13,700,600
Less accumulated depreciation                  (2,073,100)
                                              -----------

                                               11,627,500

Investments in joint ventures                   5,340,100
Cash and cash equivalents                         514,600
Note receivable from general partners             282,200
Deferred financing costs                          227,800
Other assets                                       67,200
                                              -----------

                                              $18,059,400
                                              ===========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage notes payable                      $ 7,420,000
  Accounts payable                                 22,400
  Accrued expenses                                143,100
  Tenant deposits and other liabilities            61,100
  Distribution payable                             68,400
                                              -----------

                                                7,715,000
                                              -----------

Partners' equity:
  Limited partners                             10,376,900
  General partners                                (32,500)
                                              -----------

                                               10,344,400
                                              -----------

                                              $18,059,400
                                              ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                             Three Months Ended March 31,
                                             ----------------------------
                                                  1997         1996
                                                --------     --------

REVENUES
--------

Rent and utilities                              $611,300     $575,800
Equity in earnings of joint ventures              49,900       79,600
Interest                                          14,200       21,200
Other                                              8,600        6,500
                                                --------     --------

                                                 684,000      683,100
                                                --------     --------

COSTS AND EXPENSES
------------------

Property operating                               251,300      244,300
Interest                                         168,600      161,900
Depreciation and amortization                    148,600      141,200
General and administrative:
  Related parties                                 21,800       17,500
  Other                                           10,200       10,000
                                                --------     --------

                                                 600,500      574,900
                                                --------     --------

Net income                                      $ 83,500     $108,200
                                                ========     ========

Net income - general partners                   $    800     $  1,100
                                                ========     ========

Net income - limited partners                   $ 82,700     $107,100
                                                ========     ========

Net income per limited partnership unit         $   0.52     $   0.68
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

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (unaudited)

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            1997            1996
                                                        ------------    -------------
Cash flows from operating activities:
  Net income                                            $     83,500    $    108,200
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                            148,600         141,200
    Equity in earnings of joint ventures                     (49,900)        (79,600)
    Joint ventures' cash distributions                        49,900          79,600
    Gain on sale of property held for investment              (2,000)           (400)
    Amortization of deferred financing costs                  10,600          10,600

  Changes in operating assets and liabilities:
      Other assets                                             9,200          17,500
      Accounts payable                                        (3,800)        (14,600)
      Accrued expenses                                        24,700          21,400
      Tenant deposits and other liabilities                    3,900           7,800
                                                        ------------    -------------
Net cash provided by operating activities                    274,700         291,700
                                                        ------------    -------------

Cash flows from investing activities:
  Note receivable from general partners                      371,100           8,800
  Joint ventures' cash distributions                         100,600          96,600
  Investment in joint venture                                (70,400)
  Increase in property held for investment                   (63,100)        (41,700)
  Proceeds on sale of property held for investment             2,000           1,000
                                                        ------------    -------------

Net cash provided by investing activities                    340,200          64,700
                                                        ------------    -------------

Cash flows from financing activities:
  Repayment of mortgage note payable                        (300,000)
  Distributions                                             (298,900)       (289,500)
  Repurchase of limited partnership units                    (12,500)         (3,000)
                                                        ------------    -------------
Net cash used in financing activities                       (611,400)       (292,500)
                                                        ------------    -------------

Net increase in cash and cash equivalents                      3,500          63,900

Cash and cash equivalents at beginning of period             511,100         689,800
                                                        ------------    -------------

Cash and cash equivalents at end of period              $    514,600    $    753,700
                                                        ============    ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)                         $    156,200    $    155,600
                                                        ============    ============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1997 and the related statements of operations and of cash flows for the three months ended March 31, 1997 and 1996 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes.

NOTE 2.  INVESTMENTS IN JOINT VENTURES
         -----------------------------

In February 1997, the Partnership purchased a 26% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the communities was $570,400. In connection with the purchase, the joint venture obtained a $3,040,000 loan, collateralized by the communities. The Partnership's share of this loan is $790,400. In addition, the Partnership assumed a $500,000 note payable to the seller. The $3,040,000 loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3-year Treasury Note plus 2.2% and the loan is due in March 2006. The $500,000 loan bears interest at 8% and is due in February 1998. A $300,000 paydown was made in March 1997.

The Partnership's investments in joint ventures consist of interests in five manufactured home communities at March 31, 1997. The combined condensed results of operations of the joint venture properties (including Apache East Estates and Denali Park Estates since their purchase) for the three months ended March 31, 1997 and 1996 follows:

                               1997          1996
                           -----------   -----------


      Total revenues       $   995,500   $   947,300
                           -----------   -----------
      Expenses:
      Property operating       488,300       448,900
      Interest                 272,400       240,100
      Depreciation             154,300       133,100
                           -----------   -----------

                               915,000       822,100
                           -----------   -----------

      Net income           $    80,500   $   125,200
                           ===========   ===========


NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners.

The weighted average number of limited partnership units outstanding during the three months ended March 31, 1997 and 1996 was 157,800 and 158,129, respectively.

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

The General Partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage
-----------------

Investment properties acquired subsequent to November 1994 are managed by The Windsor Corporation. For management services, Windsor receives 5% of gross property receipts. During the three months ended March 31, 1997 and 1996, Windsor received fees of $9,200 and $8,800, respectively.

The profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners. During the three months ended March 31, 1997 and 1996, the General Partners received cash distributions from operations of $3,000 and $2,900, respectively.

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $25,900 and $22,000 for such costs during the three months ended March 31, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1997 and 1996 follows:

                                   1997                     1996
                          ----------------------   -----------------------
                                            Per                     Per
                            Amount          Unit     Amount         Unit
                          -----------    -------   -----------    --------

Net income
  - Limited Partners       $   82,700    $  0.52    $  107,100    $   0.68
Return of capital             213,100       1.35       179,500        1.13
                           ----------    -------    ----------    --------

                           $  295,800    $  1.87    $  286,600    $   1.81
                           ==========    =======    ==========    ========

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
-------------------------------

March 31, 1997 as compared to December 31, 1996
-----------------------------------------------

The Partnership's primary sources of cash during the three months ended March 31, 1997 were from the operations of its investment properties, cash distributions from joint ventures and proceeds from the note receivable from General Partners. The primary uses of cash during the same period were for cash distributions to partners, an investment in a joint venture and the repayment of mortgage notes payable.

In February 1997, the Partnership purchased a 26% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the properties was $570,400. In connection with the purchase, the joint venture obtained a mortgage loan of $3,040,000, collateralized by the communities. The Partnership's share of the loan is $790,400. In addition, the Partnership assumed a $500,000 note payable to the seller. The $3,040,000 loan initially bears interest at 8.375%. In March 2000 and March 2003, the interest rate adjusts to the yield on the 3-year Treasury Note plus 2.2% and the loan is due in March 2006. The $500,000 loan bears interest at 8% and is due in February 1998. The Partnership made a $300,000 paydown on the note in March 1997.

No further investment property acquisitions are planned by the General Partners.

During the three months ended March 31, 1997, the Partnership received $371,100 of principal paydown on the note receivable from the General Partners.

At March 31, 1997 the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $14,852,100, consisting of $1,500,000 of fixed rate debt and $13,352,100 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.8% and 8.5%, respectively at March 31, 1997.

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

Results of Operations
---------------------

Three months ended March 31, 1997 as compared to three months ended March 31,
-----------------------------------------------------------------------------
1996
----

The results of operations for the three months ended March 31, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997. The Partnership realized net income of $83,500 and $108,200 for the three months ended March 31, 1997 and 1996, respectively. Net income per limited partnership unit was $0.52 in 1997 as compared to $0.68 in 1996.

Rent and utilities revenues increased from $575,800 in 1996 to $611,300 in 1997. The overall occupancy of the Partnership's five wholly owned properties increased from 97% at March 31, 1996 to 98% at March 31, 1997. Recent rent increases implemented at wholly owned properties include $13 per month at North Glen effective July 1996, $10 per month at both Kings and Queens and Village Glen effective January 1997; and $8 per month at Lucerne in both March 1997 and 1996.

Equity in earnings of joint ventures represents the Partnership's share of the net income of five joint venture properties in 1997 and three joint venture properties in 1996 (as discussed previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures decreased from $79,600 in 1996 to $49,900 in 1997. The overall occupancy of five joint venture properties was 87% at March 31, 1997 compared to 90% for three properties at March 31, 1996. The decrease in equity in earnings in 1997 is due to a decrease in occupancy at the Carefree Village and Long Lake Village communities. Occupancy at Carefree Village decreased due to aggressive competition in the Tampa market. The community has upgraded its amenities and is offering an aggressive promotion package of its own to maintain and improve occupancy. Long Lake Village occupancy has decreased due to some lower quality non-owner occupied homes leaving the community in 1996. The General Partners are attempting to upgrade the resident profile and the long-term value of the community by marketing it to better quality owner-occupied residents. The General Partners anticipate that the decrease in occupancy will be temporary. Recent rent increases at joint venture properties include $5 per month at Carefree effective September 1996, and $10 per month at Long Lake Village effective January 1997.

Interest income decreased from $21,200 in 1996 to $14,200 in 1997 due to lower cash balances maintained by the Partnership and due to the $371,100 of principal paydown on the note receivable from General Partners, as discussed previously.

Property operating expenses increased from $244,300 in 1996 to $251,300 in 1997. The overall increase is mainly due to higher wage and property tax costs offset by lower utilities expense.

Interest expense increased from $161,900 to $168,600 in 1997 due mainly to the $500,000 note payable assumed by the Partnership in connection with the acquisition of its joint venture interest in the Apache East Estates and Denali Park Estates communities, as discussed previously.

General and administrative expenses increased from $27,500 in 1996 to $32,000 in 1997 due mainly to higher employee time charges from the General Partners.

                                    PART II
                                    -------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

   (a)  Exhibits and Index of Exhibits

        (27) Financial Data Schedule

   (b)  Reports on Form 8-K

          1) A Form 8-K (dated March 5, 1997) was filed with regards to the Partnership's acquisition of interests in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona.

               The item reported in this current report was Item 2 (acquisition or disposition of assets).

          2) A Form 8-K/A (dated April 28, 1997) was filed with regards to the Partnership's acquisition of interests in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona.

               The items reported in this current report were Item 2 (acquisition or disposition of assets) and Item 7 (financial statements, proforma financial information and exhibits).

               A summary of the financial information included in the report follows:

               a) Financial Statements and Proforma Financial Information of Apache East Estates and Denali Park Estates Manufactured Home Communities.

               b)   Proforma Financial information of Windsor Park Properties 7.

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


                         WINDSOR PARK PROPERTIES 7,
                         A California Limited Partnership
                         ---------------------------------
                                    (Registrant)


                         By: The Windsor Corporation, General Partner



                         By  /s/ John A. Coseo, Jr.
                            -----------------------------------------
                            JOHN A. COSEO, JR.
                            Chief Financial Officer
                            (Principal Accounting Officer)

Date: May 12, 1997