Form 10QSB
period 1997-06-30
WINDSOR PARK PROPERTIES 7
filed 1997-08-12
CIK 853634

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


     For the quarterly period ended      June 30, 1997
                                    -------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



     For the transition period from            to
                                   -----------   ---------


      Commission file number   000-21722
                             -----------------------------


          WINDSOR PARK PROPERTIES 7, A CALIFORNIA LIMITED PARTNERSHIP
     ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       California                                   33-0363181
--------------------------------          --------------------------------
  (State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)


         120 W. Grand Avenue, Suite 202, Escondido, California  92025
        --------------------------------------------------------------
                    (Address of principal executive offices)



                                (760) 746-2411
        --------------------------------------------------------------
                          (Issuer's telephone number)



 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ( x )     No  (   )
     -----         -----

                               TABLE OF CONTENTS

                                     PART I
                                     ------

                                                               Page
                                                               ----

Item 1.  Financial Statements                                    3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    10


                                    PART II
                                    -------

Item 6.  Exhibits and Reports on Form 8-K                       13

         SIGNATURE


                           WINDSOR PARK PROPERTIES 7
                      ----------------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                            June 30, 1997
                                                            -------------

ASSETS
------

Property held for investment:
  Land                                                     $    2,734,100
  Buildings and improvements                                   10,822,900
  Fixtures and equipment                                          190,400
                                                           --------------
                                                               13,747,400
Less accumulated depreciation                                  (2,222,300)
                                                           --------------

                                                               11,525,100

Investments in joint ventures                                   5,272,500
Cash and cash equivalents                                         408,000
Note receivable from general partners                             281,500
Deferred financing costs                                          217,200
Other assets                                                       73,000
                                                           --------------
                                                           $   17,777,300
                                                           ==============


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage notes payable                                   $    7,420,000
  Accounts payable                                                 21,500
  Accrued expenses                                                137,400
  Tenant deposits and other liabilities                            55,900
  Distribution payable                                             68,400
                                                           --------------

                                                                7,703,200
                                                           --------------


Partners' equity:
  Limited partners                                             10,109,200
  General partners                                                (35,100)
                                                           --------------

                                                               10,074,100
                                                           --------------
                                                           $   17,777,300
                                                           ==============


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                      ----------------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                      ----------------------------------
                                  (unaudited)


                                                Three Months Ended June 30,
                                               ----------------------------
                                                    1997             1996
                                               -----------      -----------
REVENUES
--------

Rent and utilities                             $   614,500      $   585,900
Equity in earnings of joint ventures                25,200           80,700
Interest                                            12,200           19,800
Other                                                7,100            5,800
                                               -----------      -----------

                                                   659,000          692,200
                                               -----------      -----------

COSTS AND EXPENSES
------------------

Property operating                                 265,800          253,400
Interest                                           173,300          165,100
Depreciation and amortization                      150,700          145,400
General and administrative:
  Related parties                                   21,400           17,700
  Other                                             11,700           10,800
                                               -----------      -----------

                                                   622,900          592,400
                                               -----------      -----------

Net income                                     $    36,100      $    99,800
                                               ===========      ===========

Net income - general partners                  $       400      $     1,000
                                               ===========      ===========

Net income - limited partners                  $    35,700      $    98,800
                                               ===========      ===========

Net income per limited partnership unit        $      0.23      $      0.62
                                               ===========      ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                      ----------------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                      ----------------------------------
                                  (unaudited)

                                               Six Months Ended June 30,
                                            ------------------------------

                                                 1997            1996
                                            --------------   -------------
REVENUES
--------

Rent and utilities                           $   1,225,800   $   1,161,700
Equity in earnings of joint ventures                75,100         160,300
Interest                                            26,400          41,000
Other                                               15,700          12,300
                                             -------------   -------------

                                                 1,343,000       1,375,300
                                             -------------   -------------

COSTS AND EXPENSES
------------------

Property operating                                 517,100         497,700
Interest                                           341,900         327,000
Depreciation and amortization                      299,300         286,600
General and administrative:
  Related parties                                   43,200          35,200
  Other                                             21,900          20,800
                                             -------------   -------------

                                                 1,223,400       1,167,300
                                             -------------   -------------

Net income                                   $     119,600   $     208,000
                                             =============   =============

Net income - general partners                $       1,200   $       2,100
                                             =============   =============

Net income - limited partners                $     118,400   $     205,900
                                             =============   =============

Net income per limited partnership unit      $        0.75   $        1.30
                                             =============   =============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                       ----------------------------------
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                  (unaudited)

                                                               Six Months Ended June 30,
                                                             ----------------------------
                                                                 1997            1996
                                                             ------------    ------------
Cash flows from operating activities:

  Net income                                                 $    119,600    $    208,000
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                 299,300         286,600
    Equity in earnings of joint ventures                          (75,100)       (160,300)
    Joint ventures' cash distributions                             75,100         160,300
    (Gain) loss on sale of property held for investment            (2,600)          5,600
    Amortization of deferred financing costs                       21,200          21,200

    Changes in operating assets and liabilities:
      Other assets                                                  3,400          27,600
      Accounts payable                                             (4,700)        (10,500)
      Accrued expenses                                             19,000          21,900
      Tenant deposits and other liabilities                        (1,300)          5,900
                                                             ------------    ------------
Net cash provided by operating activities                         453,900         566,300
                                                             ------------    ------------

Cash flows from investing activities:
  Note receivable from general partners                           371,800          17,600
  Joint ventures' cash distributions                              168,200         163,400
  Increase in property held for investment                       (119,800)       (198,600)
  Investment in joint venture                                     (70,400)
  Proceeds on sale of property held for investment                 11,000          74,900
                                                             ------------    ------------
  Net cash provided by investing activities                       360,800          57,300
                                                             ------------    ------------

Cash flows from financing activities:
  Distributions                                                  (597,500)       (578,800)
  Repayment of mortgage note payable                             (300,000)
  Repurchase of limited partnership units                         (20,300)         (4,200)
                                                             ------------    ------------

Net cash used in financing activities                            (917,800)       (583,000)
                                                             ------------    ------------

Net (decrease) increase in cash and cash equivalents             (103,100)         40,600

Cash and cash equivalents at beginning  of period                 511,100         689,800
                                                             ------------    ------------

Cash and cash equivalents at end of period                   $    408,000    $    730,400
                                                             ============    ============
Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest (none capitalized)                              $    313,400    $    308,500
                                                             ============    ============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                      ----------------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                      ----------------------------------

NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1997 and the related statements of operations for the three and six months ended June 30, 1997 and 1996 and the statements of cash flows for the six months ended June 30, 1997 and 1996 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

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

The Partnership's investments in joint ventures consist of interests in five manufactured home communities at June 30, 1997. The combined condensed results of operations of the joint venture properties (including Apache East Estates and Denali Park Estates since their purchase) for the six months ended June 30, 1997 and 1996 follows:

                                 1997            1996
                             -------------   -------------

      Total revenues         $   2,042,100   $   1,866,800
                             -------------   -------------

      Expenses:
        Property operating       1,026,900         867,700
        Interest                   589,400         481,800
        Depreciation               341,400         267,000
                             -------------   -------------

                                 1,957,700       1,616,500
                             -------------   -------------

      Net income             $      84,400   $     250,300
                             =============   =============


NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners.

The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1997 was 157,641 and 157,722, respectively; and 158,082 and 158,105 for the three and six months ended June 30, 1996, respectively.

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

The General Partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage
-----------------

Investment properties acquired subsequent to November 1994 are managed by The Windsor Corporation. For management services, Windsor receives 5% of gross property receipts. During the three months ended June 30, 1997 and 1996, Windsor received fees of $9,400 and $9,300, respectively; and $18,600 and $18,100 for the six months ended June 30, 1997 and 1996, respectively.

The profits, losses, and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners. During the three months ended June 30, 1997 and 1996, the General Partners received cash distributions from operations of $3,000 and $2,900, respectively; and $6,000 and $5,800 during the six months ended June 30, 1997 and 1996, respectively.

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $25,900 and $22,500 for such costs during the three months ended June 30, 1997 and 1996, respectively; and $51,800 and $44,500 during the six months ended June 30, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1997 and 1996 follows:

                                   1997                     1996
                          ----------------------    ----------------------

                                          Per                       Per
                             Amount       Unit        Amount        Unit
                          -----------    -------    ----------    --------

Net income
  - limited partners       $  118,400    $  0.75    $  205,900    $   1.30
Return of capital             473,000       3.00       367,100        2.32
                           ----------    -------    ----------    --------

                           $  591,400    $  3.75    $  573,000    $   3.62
                           ==========    =======    ==========    ========

                           WINDSOR PARK PROPERTIES 7
                       ----------------------------------
                       (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


Changes in Financial Condition
------------------------------

June 30, 1997 as compared to December 31, 1996
----------------------------------------------

The Partnership's primary sources of cash during the six months ended June 30, 1997 were from the operations of its investment properties, cash distributions from joint ventures and proceeds from the note receivable from General Partners. The primary uses of cash during the same period were for cash distributions to partners, an investment in a joint venture and the repayment of a mortgage note payable.

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

During the six months ended June 30, 1997, the Partnership received $371,800 of principal paydowns on the note receivable from the General Partners.

At June 30, 1997 the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $14,852,100, consisting of $1,500,000 of fixed rate debt and $13,352,100 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.8% and 8.7%, respectively at June 30, 1997.

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

Results of Operations
---------------------

Six months ended June 30, 1997 as compared to six months ended June 30, 1996
----------------------------------------------------------------------------

The results of operations for the six months ended June 30, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997. The Partnership realized net income of $119,600 and $208,000 for the six months ended June 30, 1997 and 1996, respectively. Net income per limited partnership unit was $0.75 in 1997 compared to $1.30 in 1996.

Rent and utilities revenues increased from $1,161,700 in 1996 to $1,225,800 in 1997. The overall occupancy of the Partnership's five wholly owned properties was 97% at June 30, 1997 compared to 98% at June 30, 1996. Recent rent increases implemented at wholly owned properties include $13 per month at North Glen effective July 1996; $10 per month at both Kings and Queens and Village Glen effective January 1997; and $8 per month at Lucerne effective in both March 1997 and 1996.

Equity in earnings of joint ventures represents the Partnership's share of the net income of five joint venture properties in 1997 and three joint venture properties in 1996 (as discussed previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures decreased from $160,300 in 1996 to $75,100 in 1997. The decrease is due mainly to the newly acquired Apache East Estates and Denali Park Estates communities, as well as the Carefree Village community. As projected, the Apache East Estates and Denali Park Estates communities have incurred book losses since their acquisition. However, after adding back noncash depreciation expense, these properties are generating cash flow to the Partnership as expected. Occupancy and revenues at the Carefree Village community in Tampa have decreased due to aggressive competition in the local market. The property has upgraded its amenity package and is offering its own aggressive promotional package in order to maintain and improve occupancy. The overall occupancy of the Partnership's five joint venture properties was 85% at June 30, 1997 compared to 89% for three joint venture properties at June 30, 1996. Recent rent raises implemented at joint venture properties include $15 per month at Carefree effective September 1996, and $10 per month at Long Lake effective January 1997.

Interest income decreased from $41,000 in 1996 to $26,400 in 1997 due to lower cash balances maintained by the Partnership and due to the $371,800 of principal paydown on the note receivable from General Partners.

Property operating expenses increased from $497,700 in 1996 to $517,100 in 1997. The increase is due mainly to higher repairs and maintenance and wage costs.

Interest expense increased from $327,000 in 1996 to $341,900 in 1997 due mainly to the $500,000 note payable assumed by the Partnership in connection with the acquisition of its joint venture interest in the Apache East Estates and Denali Park Estates communities. As discussed previously, a $300,000 paydown on this note was made in March 1997.

General and administrative expenses increased from $56,000 in 1996 to $65,100 in 1997 due mainly to increased employee time charges by the General Partners resulting from the addition of new investment properties to the portfolio.

Three months ended June 30, 1997 as compared to three months ended June 30, 1996
--------------------------------------------------------------------------------

The results of operations for the three months ended June 30, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997. The Partnership realized net income of $36,100 and $99,800 for the three months ended June 30, 1997 and 1996, respectively. Net income per limited partnership unit was $0.23 in 1997 compared to $0.62 in 1996.

Equity in earnings of joint ventures represents the Partnership's share of the net income of five joint venture properties in 1997 and three joint venture properties in 1996 (as discussed previously, two joint venture interest were acquired in February 1997). Equity in earnings of joint ventures decreased from $80,700 in 1996 to $25,200 in 1997, for the reasons discussed previously.

Interest income decreased from $19,800 in 1996 to $12,200 in 1997 due mainly to lower cash balances maintained by the Partnership and due to principal paydown received on the note receivable from General Partners.

Property operating expenses increased from $253,400 in 1996 to $265,800 in 1997 due mainly to higher utilities and repairs and maintenance costs.

Interest expense increased from $165,100 in 1996 to $173,300 in 1997 due mainly to the $500,000 note payable assumed by the Partnership in connection with the acquisition of its joint venture interest in the Apache East Estates and Denali Park Estates communities.

General and administrative expenses increased from $28,500 in 1996 to $33,100 in 1997 due mainly to increased employee time charges by the General Partners resulting from the addition of new investment properties to the portfolio.

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


                               WINDSOR PARK PROPERTIES 7,
                               A California Limited Partnership
                               ---------------------------------
                                        (Registrant)


                               By: The Windsor Corporation, General Partner



                               By  /s/ JOHN A. COSEO, JR.
                                   ----------------------------------------
                                   JOHN A. COSEO, JR.
                                   Chief Financial Officer
                                   (Principal Accounting Officer)

Date: August 11, 1997