Form 10QSB
period 1997-09-30
WINDSOR PARK PROPERTIES 7
filed 1997-11-14
CIK 853634

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549


                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

        For the quarterly period ended September 30, 1997
                                       ------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


        For the transition period from _______________ to _______________


          Commission file number 000-21722
                                 ---------


          WINDSOR PARK PROPERTIES 7, A CALIFORNIA LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            California                                 33-0363181
  -------------------------------          ---------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)


               6430 S. Quebec Street, Englewood, Colorado  80111
               -------------------------------------------------
                   (Address of principal executive offices)


                                (303) 741-3707
                          ---------------------------
                          (Issuer's telephone number)


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


          SIGNATURE

                           WINDSOR PARK PROPERTIES 7
                      ----------------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                         September 30, 1997
                                                        --------------------
ASSETS
------

Property held for investment:
  Land                                                       $ 2,734,100
  Buildings and improvements                                  10,838,300
  Fixtures and equipment                                         182,100
                                                             -----------

                                                              13,754,500
Less accumulated depreciation                                  2,363,100
                                                             -----------

                                                              11,391,400

Investments in joint ventures                                  5,222,700
Cash and cash equivalents                                        393,200
Note receivable from general partners                            281,100
Deferred financing costs                                         206,600
Other assets                                                      93,200
                                                             -----------

                                                             $17,588,200
                                                             ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage notes payable                                     $ 7,420,000
  Accounts payable                                                20,800
  Accrued expenses                                               189,700
  Tenant deposits and other liabilities                           46,200
  Distribution payable                                                --
                                                             -----------

                                                               7,676,700
                                                             -----------
Partners' equity:
  Limited partners                                             9,948,900
  General partners                                               (37,400)
                                                             -----------

                                                               9,911,500
                                                             -----------

                                                             $17,588,200
                                                             ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                      ----------------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)


                                              Three Months Ended September 30,
                                              --------------------------------
                                                    1997            1996
                                              ---------------  ---------------
REVENUES
--------

Rent and utilities                                $620,300         $589,200
Equity in earnings of joint ventures                44,000           61,200
Interest                                             7,100           20,800
Other                                               11,100            5,500
                                                  --------         --------

                                                   682,500          685,700
                                                  --------         --------

COSTS AND EXPENSES
------------------

Property operating                                 280,500          276,400
Interest                                           168,300          166,300
Depreciation and amortization                      150,800          147,700
General and administrative:
  Related parties                                   17,600           18,500
  Other                                              7,800            7,100
                                                  --------         --------

                                                   625,000          616,000
                                                  --------         --------

Net income                                        $ 57,500         $ 69,700
                                                  ========         ========

Net income - general partners                     $    600         $    700
                                                  ========         ========

Net income - limited partners                     $ 56,900         $ 69,000
                                                  ========         ========

Net income per limited partnership unit           $   0.36         $   0.44
                                                  ========         ========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                      ----------------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      1997             1996
                                                 --------------   --------------
REVENUES
--------

Rent and utilities                                 $1,846,100       $1,759,900
Equity in earnings of joint ventures                  119,200          221,500
Interest                                               33,600           61,800
Other                                                  26,800           17,800
                                                   ----------       ----------

                                                    2,025,700        2,061,000
                                                   ----------       ----------

COSTS AND EXPENSES
------------------

Property operating                                    797,700          744,100
Interest                                              510,200          493,300
Depreciation and amortization                         450,200          434,300
General and administrative:
  Related parties                                      60,800           53,700
  Other                                                29,600           27,900
                                                   ----------       ----------

                                                    1,848,500        1,783,300
                                                   ----------       ----------

Net income                                         $  177,200       $  277,700
                                                   ==========       ==========

Net income - general partners                      $    1,800       $    2,800
                                                   ==========       ==========

Net income - limited partners                      $  175,400       $  274,900
                                                   ==========       ==========

Net income per limited partnership unit            $     1.11       $     1.74
                                                   ==========       ==========

                           WINDSOR PARK PROPERTIES 7
                      ----------------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                 (unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      1997            1996
                                                 --------------  ---------------
Cash flows from operating activities:
  Net income                                      $   177,200       $ 277,700
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                     450,200         434,300
    Equity in earnings of joint ventures             (119,200)       (221,500)
    Joint ventures' cash distributions                119,200         221,500
    (Gain) loss on sale of property held for
     investment                                        (2,600)          5,600
    Amortization of deferred financing costs           31,800          31,800

    Changes in operating assets and liabilities:
      Other assets                                    (16,800)          5,900
      Accounts payable                                 (5,400)         (1,400)
      Accrued expenses                                 71,300          63,200
      Tenant deposits and other liabilities           (11,000)          3,200
                                                  -----------       ---------
Net cash provided by operating activities             694,700         820,300
                                                  -----------       ---------

Cash flows from investing activities:
  Note receivable from general partners               372,200          26,100
  Joint ventures' cash distributions                  218,200         186,300
  Increase in property held for investment           (137,000)       (290,300)
  Investment in joint venture                         (70,500)
  Proceeds on sale of property held for
   investment                                          11,000          97,400
                                                  -----------       ---------
  Net cash provided by investing activities           393,800          19,500
                                                  -----------       ---------

Cash flows from financing activities:
  Distributions                                      (865,400)       (869,200)
  Repayment of mortgage note payable                 (300,000)
  Repurchase of limited partnership units             (41,000)        (10,500)
                                                  -----------       ---------

Net cash used in financing activities              (1,206,400)       (879,700)
                                                  -----------       ---------

Net (decrease) increase in cash and cash
 equivalents                                         (117,900)         39,900

Cash and cash equivalents at beginning
 of period                                            511,100         689,800
                                                  -----------       ---------

Cash and cash equivalents at end of period        $   393,200       $ 649,900
                                                  ===========       =========

Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest (none capitalized)                   $   471,574       $
                                                  ===========       =========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                      ----------------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at September 30, 1997 and the related statements of operations for the three and nine months ended September 30, 1997 and 1996 and the statements of cash flows for the nine months ended September 30, 1997 and 1996 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

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

The Partnership's investments in joint ventures consist of interests in five manufactured home communities at September 30, 1997. The combined condensed results of operations of the joint venture properties (including Apache East Estates and Denali Park Estates since their purchase) for the nine months ended September 30, 1997 and 1996 follows:



                                            1997             1996
                                         ----------       ----------
    Total revenues                       $3,094,001       $2,773,000
                                         ----------       ----------
    Expenses:
      Property operating                  1,549,889        1,305,300
      Interest                              903,539          726,900
      Depreciation                          528,615          401,200
                                         ----------       ----------
                                          2,982,044        2,433,400
                                         ----------       ----------
    Net income                           $  111,957       $  339,600
                                         ==========       ==========

NOTE 3.  NET INCOME PER LIMITED PARTNERSHIP UNIT
         ---------------------------------------

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1997 was 157,879 and 158,136, respectively; and 157,986 and 158,065 for the three and nine months ended September 30, 1996, respectively.

NOTE 4.  RELATED PARTY TRANSACTIONS
         --------------------------

The General Partners of the Partnership are The Windsor Corporation, a California corporation, and John A. Coseo, Jr. (In September, 1997, Chateau Communities, Inc. Acquired 100% of the shares of The Windsor Corporation.)

The General Partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage
-----------------

The profits, losses, and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners. During the three months ended September 30, 1997 and 1996, the General Partners received cash distributions from operations of $2,955 and $2,900, respectively; and $8,955 and $8,700 during the nine months ended September 30, 1997 and 1996, respectively.

The Partnership reimburses The Windsor Corporation for certain direct expenses, and employee, executive and administrative time incurred on the Partnership's behalf. The Partnership was charged $19,000 and $21,200 for such costs during the three months ended September 30, 1997 and 1996, respectively; and $70,800 and $65,700 during the nine months ended September 30, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying Statements of Operations.

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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the nine months ended September 30, 1997 and 1996 follows:


                                   1997                       1996
                          ---------------------        -------------------
                                         Per                         Per
                            Amount       Unit          Amount        Unit
                            ------       -----         ------        -----
Net income
  - limited partners       $175,400      $1.11        $274,900       $1.74
Return of capital           612,500       3.87         587,800        3.72
                           --------      -----        --------       -----

                           $787,900      $4.98        $862,700       $5.46
                           ========      =====        ========       =====

                           WINDSOR PARK PROPERTIES 7
                           -------------------------

                      (A California Limited Partnership)
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Changes in Financial Condition
------------------------------

September 30, 1997 as compared to December 31, 1996
---------------------------------------------------

The Partnership's primary sources of cash during the nine months ended September 30, 1997 were from the operations of its investment properties, cash distributions from joint ventures and proceeds from the note receivable from General Partners. The primary uses of cash during the same period were for cash distributions to partners, an investment in a joint venture and the repayment of a mortgage note payable.

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

During the nine months ended September 30, 1997, the Partnership received $371,800 of principal paydowns on the note receivable from the General Partners.

At September 30, 1997 the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $14,852,100, consisting of $1,500,000 of fixed rate debt and $13,352,100 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.8% and 8.7%, respectively at September 30, 1997.

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

Results of Operations
---------------------

Nine months ended September 30, 1997 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1996
--------

The results of operations for the nine months ended September 30, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997. The Partnership realized net income of $177,200 and $274,900 for the nine months ended September 30, 1997 and 1996, respectively. Net income per limited partnership unit was $1.11 in 1997 compared to $1.74 in 1996.

Rent and utilities revenues increased from $1,759,900 in 1996 to $1,846,100 in 1997. The overall occupancy of the Partnership's five wholly owned properties was 97% at September 30, 1997 compared to 98% at September 30, 1996. Recent rent increases implemented at wholly owned properties include $13 per month at North Glen effective July 1996; $10 per month at both Kings and Queens and Village Glen effective January 1997; and $8 per month at Lucerne effective in both March 1997 and 1996.

Equity in earnings of joint ventures represents the Partnership's share of the net income of five joint venture properties in 1997 and three joint venture properties in 1996 (as discussed previously, two joint venture interests were acquired in February 1997). Equity in earnings of joint ventures decreased from $221,500 in 1996 to $119,200 in 1997. The decrease is due mainly to the newly acquired Apache East Estates and Denali Park Estates communities, as well as the Carefree Village community. As projected, the Apache East Estates and Denali Park Estates communities have incurred book losses since their acquisition. However, after adding back noncash depreciation expense, these properties are generating cash flow to the Partnership as expected. Occupancy and revenues at the Carefree Village community in Tampa have decreased due to aggressive competition in the local market. The property has upgraded its amenity package and is offering its own aggressive promotional package in order to maintain and improve occupancy. The overall occupancy of the Partnership's five joint venture properties was 85% at September 30, 1997 compared to 87% for three joint venture properties at September 30, 1996. Recent rent raises implemented at joint venture properties include $15 per month at Carefree effective September 1996, and $10 per month at Long Lake effective January 1997.

Interest income decreased from $61,800 in 1996 to $33,600 in 1997 due to lower cash balances maintained by the Partnership and due to the $371,800 of principal paydown on the note receivable from General Partners.

Property operating expenses increased from $744,100 in 1996 to $797,700 in 1997. The increase is due mainly to higher repairs and maintenance and wage costs.

Interest expense increased from $493,300 in 1996 to $510,200 in 1997 due mainly to the $500,000 note payable assumed by the Partnership in connection with the acquisition of its joint venture interest in the Apache East Estates and Denali Park Estates communities. As discussed previously, a $300,000 paydown on this note was made in March 1997.

General and administrative expenses increased from $81,600 in 1996 to $90,400 in 1997 due mainly to increased employee time charges by the General Partners resulting from the addition of new investment properties to the portfolio.

Three months ended September 30, 1997 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1996
------------------

The results of operations for the three months ended September 30, 1997 and 1996 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997. The Partnership realized net income of $57,500 and $69,700 for the three months ended September 30, 1997 and 1996, respectively. Net income per limited partnership unit was $0.36 in 1997 compared to $0.44 in 1996.

Equity in earnings of joint ventures represents the Partnership's share of the net income of five joint venture properties in 1997 and three joint venture properties in 1996 (as discussed previously, two joint venture interest were acquired in February 1997). Equity in earnings of joint ventures decreased from $61,200 in 1996 to $44,000 in 1997, for the reasons discussed previously.

Interest income decreased from $20,800 in 1996 to $7,100 in 1997 due mainly to lower cash balances maintained by the Partnership and due to principal paydown received on the note receivable from General Partners.

Property operating expenses increased from $276,400 in 1996 to $280,500 in 1997 due mainly to higher utilities and repairs and maintenance costs.

Interest expense increased from $166,300 in 1996 to $168,300 in 1997 due mainly to the $500,000 note payable assumed by the Partnership in connection with the acquisition of its joint venture interest in the Apache East Estates and Denali Park Estates communities.

General and administrative expenses decreased from $25,600 in 1996 to $25,400 in 1997 due mainly to decreased employee time charges by the General Partners.

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


                                WINDSOR PARK PROPERTIES 7,
                                A California Limited Partnership
                                ---------------------------------
                                          (Registrant)


                                By: The Windsor Corporation, General Partner



                                By  /s/ Steven G. Waite
                                   ---------------------------------
                                   STEVEN G. WAITE
                                   President


Date: November 14, 1997