Form 10KSB40
period 1997-12-31
WINDSOR PARK PROPERTIES 7
filed 1998-03-31
CIK 853634

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1997

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 [No Fee Required]

For the transition period from                 to
                               ---------------    --------------


Commission file number 000-21722

           WINDSOR PARK PROPERTIES 7, A CALIFORNIA LIMITED PARTNERSHIP
           -----------------------------------------------------------
              (Exact name of small business issuer in its charter)

          California                                     33-0363181
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                  6430 South Quebec Street, Englewood, CO 80111
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number:   (303) 741-3707

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       State issuer's revenues for its most recent fiscal year: $2,704,510

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                    PART I

                                                                                     Page
                                                                                     ----
Item 1.    Description of Business                                                    3

Item 2.    Description of Properties                                                  5

Item 3.    Legal Proceedings                                                          7

Item 4.    Submission of Matters to a Vote of Security Holders                        7

                                   PART II

Item 5.    Market for the Partnership's Units and Related Security Holder Matters     7

Item 6.    Management's Discussion and Analysis                                       8

Item 7.    Financial Statements                                                      11

Item 8.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                                  25

                                   PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of The Exchange Act                         26

Item 10.   Executive Compensation                                                    27

Item 11.   Security Ownership of Certain Beneficial Owners and Management            27

Item 12.   Certain Relationships and Related Transactions                            28

Item 13.   Exhibits and Reports on Form 8-K                                          29

           SIGNATURES                                                                30

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

Business Development

Windsor Park Properties 7, a California Limited Partnership (the Partnership), was formed in June 1989 pursuant to the provisions of the California Uniform Limited Partnership Act. The General Partners of the Partnership are The Windsor Corporation, a California corporation ("The Windsor Corporation"), and John A. Coseo, Jr. In September 1997, Chateau Communities, Inc. (Chateau), a publicly held real estate investment trust, purchased all of the outstanding capital stock of The Windsor Corporation for 101,239 common shares of Chateau, and $750,000 in cash. Following the purchase of The Windsor Corporation Chateau appointed a new Board of Directors and elected Steven G. Waite as the President of The Windsor Corporation. The Partnership term is set to expire in December 2005; however, the Partnership may either be dissolved and liquidated earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of the Limited Partners.

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

The Partnership owns interests in the following manufactured home communities at December 31, 1997:

                                             Date
Name of Property         Ownership %        Acquired              Location
----------------         -----------        --------              --------
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

The above described ownership interests where the Partnership owns less than 100% of a property consist of ownership interests in joint ventures or limited partnerships that own one or more manufactured home communities.

No further property financings or investment property acquisitions are planned by the General Partners.

The overall occupancy of the ten communities owned by the Partnership at December 31, 1997 was approximately 90%. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy.

Business of Issuer

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

Item 2.  DESCRIPTION OF PROPERTIES

The Partnership owns interests in ten properties at December 31, 1997. The Partnership operates the properties as manufactured home communities, renting space to manufactured home tenants on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. All of the properties are encumbered. It is the General Partners' opinion that the properties are in good condition and are adequately insured.


                              Carefree Village       North Glen        Kings & Queens          The Hills
                              ----------------       ----------        --------------          ---------
                                    Tampa,           Westfield,           Lakeland,             Richland,
Location                           Florida            Indiana             Florida              Washington
------------------------------------------------------------------------------------------------------------
 Percentage of Ownership                   56%                100%                100%                 100%
 Date Acquired                           7/90               10/91                2/92                12/92
 Acreage                                   58                  38                  19                   52
 Number of Spaces                         406                 289                 107                  223
 Monthly Rents (1)             $          263      $          215      $          205       $          210
 Occupancy Level:
   December 31, 1997                       86%                100%                 98%                  97%
 Real Estate Taxes             $      125,200      $       29,200      $       20,000       $       31,200
 Federal Tax Basis (3)         $    2,982,700      $    3,423,000      $    1,034,800       $    2,420,400
 Mortgage Information:
   Balance payable             $    3,479,800      $    4,620,000                  (2)                  (2)
   Interest rate                         8.97%               8.97%                 (2)                  (2)
   Amortization period                   --                  --                    (2)                  (2)
   Maturity date                         6/02                6/02                  (2)                  (2)
   Balance due at maturity     $    3,479,800      $    4,620,000                  (2)                  (2)

                                                                          Long Lake
                                                     Garden Walk           Village
                                Village Glen         -----------           -------             Lucerne
                                ------------         Palm Beach           West Palm            -------
                                   Tampa,              Gardens,             Beach,           Winter Haven,
Location                          Florida              Florida             Florida             Florida
-----------------------------------------------------------------------------------------------------------
 Percentage of Ownership                  100%                 69%                 60%                100%
 Date Acquired                          10/95                8/95                6/95                6/95
 Acreage                                   27                  71                  19                  14
 Number of Spaces                         143                 484                 134                 140
 Monthly Rents (1)             $          248      $          351      $          356      $          212
 Occupancy Level:
   December 31, 1996                       97%                 90%                 81%                 98%
 Real Estate Taxes             $       53,400      $      255,100      $       67,100      $       26,000
 Federal Tax Basis (3)         $    2,258,100      $    6,018,400      $    1,858,600      $    1,811,200
 Mortgage Information:
   Balance payable             $    1,500,000      $    5,700,000      $    1,600,000      $    1,100,000
   Interest rate                         8.82%               8.97%               8.97%               8.97%
   Amortization period                   --                  --                  --                  --
   Maturity date                         8/02                8/02                6/02                6/02
   Balance due at maturity     $    1,500,000      $    5,700,000      $    1,600,000      $    1,100,000

                                                 Apache East       Denali Park
                                                 -----------       -----------
                                                   Phoenix,         Phoenix,
Location                                           Arizona          Arizona
-------------------------------------------------------------------------------
 Percentage of Ownership                                  26%              26%
 Date Acquired                                          2/97             2/97
 Acreage                                                  16               33
 Number of Spaces                                        123              162
 Monthly Rents (1)                                $      220       $      202
 Occupancy Level:
   December 31, 1996                                      81%              81%
 Real Estate Taxes                                $   17,400       $   23,600
 Federal Tax Basis (3)                            $  582,900       $  752,100
 Mortgage Information:
   Balance payable                                $3,040,000               (4)
   Interest rate                                        8.38%              (4)
   Amortization period                              24 years               (4)
   Maturity date                                        3/06               (4)
   Balance due at maturity                        $2,583,200               (4)

(1)      Average rental rates in effect on December 31, 1997.

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

                                     PART II

Item 5. MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER
        MATTERS

A public market for the Partnership's units does not exist and is not likely to develop. As of December 31, 1997, there were approximately 1,800 persons holding an aggregate of 156,641 units.

Cash distributions to limited partners paid since December 31, 1995 are as follows:

                                                                  Per $1,000
Date Paid                             Amount (1)                Invested (2)
---------                             ----------                ------------
December 1997                            $99,600                       $6.25
November 1997                            $99,600                       $6.25
October 1997                             $98,700                       $6.19
September 1997                           $98,700                       $6.19
August 1997                              $98,700                       $6.19
July 1997                                $98,700                       $6.19
June 1997                                $98,700                       $6.19
May 1997                                 $98,700                       $6.19
April 1997                               $98,700                       $6.19
March 1997                               $98,700                       $6.19
February 1997                            $98,700                       $6.19
January 1997                             $98,700                       $6.19
--------------------------------------------------------------------------------
December 1996                            $98,700                       $6.19
November 1996                            $98,700                       $6.19
October 1996                             $98,700                       $6.19
September 1996                           $98,700                       $6.19
August 1996                              $95,500                       $5.99
July 1996                                $95,500                       $5.99
June 1996                                $95,500                       $5.99
May 1996                                 $95,500                       $5.99
April 1996                               $95,500                       $5.99
March 1996                               $95,500                       $5.99
February 1996                            $95,500                       $5.99
January 1996                             $95,500                       $5.99

(1)      Amounts exclude General Partner participation.
(2)      Computed based on $15,933,200 original investment.

Cash distributions paid to the General Partners since December 31, 1995 were $23,600. The General Partners expect that the Partnership will make cash distributions in the future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Annual Report. Certain statements in this discussion constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the partnership or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Liquidity and Capital Resources

The Partnership's primary sources of cash during the years ended December 31, 1997 and 1996 were from the operations of its investment properties and cash distributions from joint ventures and limited partnerships. The Partnership's primary uses of cash during the same period were for the purchases of interests in investment properties, debt service and cash distributions to partners.

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

All of the Partnership's loans, except the Village Glen loan, are payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.97% at December 31, 1997) and are due in 2002. The Partnership and the affiliated entities are contingently liable for the full amounts of the loans obtained jointly. In March 1996, the Village Glen loan, which originally had the same terms as the other Partnership loans, was converted to a fixed rate loan bearing interest at 8.82%. All other terms remained the same.

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

At December 31, 1997, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $14,852,100, consisting of $1,500,000 of fixed rate debt and $13,352,100 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.8% and 8.9%, respectively, at December 31, 1997.

In February 1997, the Partnership received a $370,000 payment on the note receivable from general partners. The proceed were used to paydown the $500,000 note payable to the seller of the Apache East and Denali Park communities.

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

Results of Operations

The Partnership realized net income of $197,800 and $353,400 for the years ended December 31, 1997 and 1996, respectively. Net income per limited partnership unit was $1.24 in 1997 compared to $2.21 in 1996.

The overall occupancy of the Partnership's five wholly owned properties was 98% at December 31, 1997 comparable to 98% at December 31, 1996. Recent rent increases implemented at wholly owned properties include $10 and $13 per month at North Glen effective July 1997 and July 1996, respectively; $9 and $10 per month at Kings and Queens and Village Glen, respectively, effective January 1997; and $12 per month at Lucerne effective March 1997.

Equity in earnings of joint ventures represents the Partnership's share of the net income of the Carefree Village, the Long Lake Village and Garden Walk communities and since there purchase, the Apache and Denali Park communities. Equity in earnings of joint ventures decreased from $264,600 in 1996 to $156,300 in 1997. The overall occupancy of the Partnership's five joint venture properties decreased from 89% at December 31, 1996 to 84% at December 31, 1997. The overall decrease in occupancy is due primarily to Long Lake Village, where occupancy decreased from 87% at December 31, 1996 to 81% at December 31, 1997. The decrease is also attributable to the losses recorded at Apache East and Denali Park in 1997.

Interest income decreased from $81,700 in 1996 to $40,400 in 1997 due mainly to lower cash balances maintained by the Partnership.

Interest expense increased from $658,800 in 1996 to $693,700 in 1997 due to the loan obtained by the partnership in February 1997, as discussed previously.

General and administrative expenses decreased slightly from $109,600 in 1996 to $106,400 in 1997.

New Accounting Standards

In 1997, the Partnership adopted SFAS No. 128, "Earnings Per Share." This accounting standard specifies new computation, presentation and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS No. 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The adoption of SFAS 128 had no effect on the per unit results reported.

Year 2000 Compliance

The Partnership is currently engaged in a review with its software vendors to ensure all systems are modified for year 2000 compliance. Since all systems are owned and maintained by third party vendors, the Partnership believes that the additional cost for compliance will not be material to future results of operations, financial condition or cash flows of the Partnership.

Item 7.           FINANCIAL STATEMENTS

The following financial statements are filed as a part of this report:

                                                                                Page
                                                                                ----
Report of Independent Accountants                                                12

Balance Sheet as of December 31, 1997                                            14

Statements of Operations for the years ended
 December 31, 1997 and 1996                                                      15

Statements of Partners' Equity for the years
 ended December 31, 1997 and 1996                                                16

Statements of Cash Flows for the years ended
 December 31, 1997 and 1996                                                      17

Notes to Financial Statements                                                    18

REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners
Windsor Park Properties 7
(A California Limited Partnership)
Englewood, Colorado

We have audited the accompanying balance sheet of Windsor Park Properties 7, a California Limited Partnership, (the Partnership) as of December 31, 1997 and the related statements of operations, partners' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Windsor Park Properties 7 as of December 31, 1997 and the results of its operations and its cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.

Denver, Colorado
March 30, 1998

REPORT OF INDEPENDENT ACCOUNTANTS



The Partners
Windsor Park Properties 7
(A California Limited Partnership)
Escondido, California




We have audited the accompanying statements of operations, partners' equity and cash flows of Windsor Park Properties 7 (the Partnership) for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations of Windsor Park Properties 7 and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Costa Mesa, California
February 28, 1997

                            WINDSOR PARK PROPERTIES 7
                       (A California Limited Partnership)
                                  BALANCE SHEET




                                                                December 31, 1997
                                                                -----------------
ASSETS

 Property held for investment, net                               $    11,259,400
 Investments in joint ventures and limited partnerships                5,203,800
 Cash and cash equivalents                                               478,700
 Note receivable from general partners
 Deferred financing costs, net                                           196,000
 Other assets                                                             59,200
                                                                 ---------------

 Total Assets                                                    $    17,197,100
                                                                 ===============

 LIABILITIES AND PARTNERS' EQUITY

 Liabilities:
   Mortgage notes payable                                        $     7,420,000
   Accounts payable                                                       24,700
   Accrued expenses                                                       60,000
   Due to General Partners and affiliates                                 98,700
   Tenant deposits and other liabilities                                 115,200
                                                                 ---------------

 Total Liabilities                                                     7,718,600
                                                                 ---------------

 Partners' equity:
   Limited partners                                                    9,518,700
   General partners                                                      (40,200)
                                                                 ---------------

                                                                       9,478,500
                                                                 ---------------

 Total Liabilities and Partners' Equity                          $    17,197,100
                                                                 ===============


                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 7
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS



                                                                                    For The Year Ended December 31,
                                                                                    -------------------------------
                                                                                         1997              1996
                                                                                    -------------     -------------
 REVENUES

 Rent and utilities                                                                 $   2,475,500     $   2,358,200
 Equity in earnings of joint ventures and limited partnerships                            156,300           264,400
 Interest                                                                                  40,400            81,700
 Other                                                                                     32,300            23,700
                                                                                    -------------     -------------

                                                                                        2,704,500         2,728,000
                                                                                    -------------     -------------


 COSTS AND EXPENSES

 Property operating                                                                     1,105,600         1,024,100
 Interest                                                                                 693,700           658,800
 Depreciation and amortization                                                            601,000           582,100
 General and administrative:
   Related parties                                                                         70,000            73,700
   Other                                                                                   36,400            35,900
                                                                                    -------------     -------------

                                                                                        2,506,700         2,374,600
                                                                                    -------------     -------------

 Net income                                                                         $     197,800     $     353,400
                                                                                    =============     =============

 Net income - general partners                                                      $       2,000     $       3,500
                                                                                    =============     =============

 Net income - limited partners                                                      $     195,800     $     349,900
                                                                                    =============     =============

 Basic and dilutive earnings per limited partnership unit                           $        1.24     $        2.21
                                                                                    =============     =============


                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 7
                       (A California Limited Partnership)
                         STATEMENTS OF PARTNERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                       General Partners     Limited Partners          Total
                                       ----------------     ----------------     ---------------
 Balance at December 31, 1995          $       (22,100)     $    11,427,900      $    11,405,800

 Cash distributions                            (11,700)          (1,158,800)          (1,170,500)

 Net income                                      3,500              349,900              353,400

 Repurchase of limited partnership
   Units                                          --                (16,500)             (16,500)
                                       ---------------      ---------------      ---------------
 Balance at December 31, 1996                  (30,300)          10,602,500           10,572,200
                                       ---------------      ---------------      ---------------
 Cash distributions                            (11,900)          (1,186,200)          (1,198,100)

 Net income                                      2,000              195,800              197,800

 Repurchase of limited partnership
   Units                                          --                (93,400)             (93,400)
                                       ---------------      ---------------      ---------------

 Balance at December 31, 1996          $       (40,200)     $     9,518,700      $     9,478,500
                                       ===============      ===============      ===============


                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 7
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS

                                                                 For The Year Ended December 31,
                                                                ----------------------------------
                                                                      1997                1996
                                                                --------------      --------------
 Cash flows from operating activities:
 Net income                                                    $      197,800      $      353,400
   Adjustments to reconcile net income to net cash
     Provided by operating activities:
        Depreciation and amortization                                  601,000             582,100
        Equity in earnings of joint ventures and
          limited partnerships                                        (156,300)           (264,400)
        Joint ventures' and limited partnerships
          cash distributions                                           156,300             264,400
        Loss (gain) on sale of property held for investment
          And other assets                                              (2,900)              5,600
        Amortization of deferred financing costs                        42,400              42,500

 Changes in operating assets and liabilities:
   Other assets                                                         17,200              37,200
   Accounts payable                                                     (1,500)             (6,800)
   Due to General Partners and affiliates                               98,700
   Accrued expenses                                                    (58,400)             15,200
   Tenant deposits and other liabilities                               (10,500)                900
                                                                --------------      --------------

 Net cash provided by operating activities                             883,800           1,030,100
                                                                --------------      --------------

 Cash flows from investing activities:
   Increase in property held for investment                           (172,700)           (329,000)
   Joint ventures' and limited partnerships
     cash distributions                                                283,400             173,300
   Proceeds from sale of property held for investment
     and other assets                                                   28,200              97,400
   Proceeds from Note receivable from general partners                 653,300              34,800
   Investments in joint ventures and limited partnerships             (116,900)

                                                                --------------      --------------

 Net cash Provided by (used in) investing activities                   675,300             (23,500)
                                                                --------------      --------------

 Cash flows from financing activities:
    Cash Distributions                                              (1,198,100)         (1,168,300)
    Repurchase of limited partnership units                            (93,400)            (16,500)
    Payment of deferred financing costs                                   --                  (500)
    Payment of mortgage note payable                                  (300,000)
                                                                --------------      --------------

 Net cash used in financing activities                              (1,591,500)         (1,185,300)
                                                                --------------      --------------

 Net decrease in cash and cash equivalents                             (32,400)           (178,700)

 Cash and cash equivalents at beginning of year                        511,100             689,800
                                                                --------------      --------------

 Cash and cash equivalents at end of year                       $      478,700      $      511,100
                                                                ==============      ==============


                See accompanying notes to financial statements.

                            WINDSOR PARK PROPERTIES 7
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Partnership

Windsor Park Properties 7, A California Limited Partnership (the Partnership), was formed in June 1989 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation ("TWC"), a California corporation, and John A. Coseo, Jr. In September 1997, Chateau Communities, Inc. (Chateau), a publicly held real estate investment trust, purchased 100% of the shares of the Windsor Corporation.

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

The following is a summary of the Partnership's significant accounting policies:

Property Held for Investment

Property held for investment is recorded at the lower of cost or net realizable value and depreciated over various estimated useful lives (building and improvements - 5 to 20 years; fixtures and equipment - 3 to 5 years) using the straight-line method. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance are charged to operations as incurred.

In 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The adoption of SFAS 121 had no effect on reported results in 1996.

For the years ended December 31, 1997 and 1996, permanent impairment conditions did not exist at the Partnership's property.

Investments In Joint Ventures and Limited Partnerships

The investments in joint ventures are accounted for utilizing the equity method as the properties are subject to joint control requiring approval or mutual agreement of the investees. The investment in Limited Partnerships is also accounted for utilizing the equity method as the Limited Partners have significant rights.

Financing Costs

Financing costs are amortized to interest expense over the life of the note utilizing a method, which approximates the effective interest method.

Income Taxes

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. The tax effect of any income or loss accrues to the individual partners.

Basic and Dilutive Earnings per Limited Partnership Unit

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the year and the net income allocated, which is the same as income available, to the limited partners. Basic and dilutive earnings per limited partnership unit are the same, as the Partnership has no dilutive securities. The weighted average number of limited partnership units outstanding during the years ended December 31, 1997 and 1996 was 157,469 and 158,026, respectively.

In 1997, the Partnership adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This accounting standard specifies new computation, presentation, and disclosure requirements for earnings per share to be applied retroactively. Among other things, SFAS 128 requires presentation of basic and diluted earnings per share on the face of the income statement. The adoption of SFAS 128 had no effect on the per unit results previously reported.

Statements of Cash Flows

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

Revenue Recognition

Rental income is recognized when earned and due from residents. The leases entered into by residents for the rental of a site are generally for terms not longer than one year and renewable upon the consent of both parties or, in some instances, as provided by statute.

NOTE 2.  PARTNERSHIP AGREEMENT

In accordance with the Partnership Agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1997 and 1996 was 156,641 and 157,865, respectively, which represented capital contributions of $15,664,100 and $15,786,500, respectively. During the years ended December 31, 1997 and 1996, the Partnership repurchased 1,224 units and 275 units, respectively, for $93,400 and $16,500, respectively. The General Partners owned 91 units at both December 31, 1997 and 1996.

The General Partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage

The profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners. During the years ended December 31, 1997 and 1996, the General Partners received cash distributions from operations of $11,900 and $11,700, respectively.

TWC receives a management fee which is based on a percent of actual gross receipts collected from the operations of the properties. TWC receives 2.5% each for Lucerne and Village Glen communities. For the years ended December 31, 1997 and 1996, the amounts paid to TWC was $18,700 and $18,100, respectively.

The Partnership reimburses TWC for certain direct expenses, and employee, executive and administrative time which are incurred on the Partnership's behalf. The Partnership was charged $82,000 and $91,200 for such costs during the years ended December 31, 1997 and 1996, respectively. These costs are included in property operating and general and administrative expenses in the accompanying statements of operations. As of December 31, 1997, the partnership owed TWC $9,100.

Liquidation Stage

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

NOTE 3.  PROPERTY HELD FOR INVESTMENT

Property held for investment consists of five manufactured home communities summarized as follows:

Name of Property             Date Acquired                   Location
----------------             -------------                   --------
North Glen                   October 4, 1991                 Westfield, Indiana
Kings & Queens               February 4, 1992                Lakeland, Florida
The Hills                    December 24, 1992               Richland, Washington
Lucerne                      June 23, 1995                   Winter Haven, Florida
Village Glen                 October 3, 1995                 Melbourne, Florida

                                                                December 31, 1997
                                                                -----------------
 Land                                                            $     2,734,100
 Buildings and improvements                                           10,847,800
 Fixtures and equipment                                                  187,800
                                                                 ---------------

                                                                      13,769,700
 Less accumulated depreciation                                        (2,510,300)
                                                                 ---------------

                                                                 $    11,259,400
                                                                 ===============

NOTE 4.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities summarized as follows:

                        Ownership
Name of Property        Percentage         Date Acquired            Location
----------------        ----------         -------------            --------
Carefree Village           56%             July 31, 1990            Tampa, Florida
Long Lake Village          60%             June 30, 1995            West Palm Beach, Florida
Garden Walk                69%             August 15, 1995          Palm Beach Gardens, Florida
Apache East                26%             February 18, 1997        Phoenix, Arizona
Denali Park                26%             February 18, 1997        Phoenix, Arizona

The remaining interests in the communities are owned by affiliated entities.

In February 1997, the Partnership purchased a 26% interest in the Apache East Estates and Denali Park Estates manufactured home communities located in Phoenix, Arizona. The remaining interests in the communities were purchased by affiliated entities. The Partnership's cost of its equity interest in the communities was $570,400. In connection with the purchase, the limited partnership obtained a $3,040,000 loan, collateralized by the communities. The Partnership's share of this loan is $790,400. In addition, the Partnership assumed a $500,000 note payable to the seller.

The combined condensed financial position and results of operations of the joint ventures and limited partnerships (including Apache East and Denali Park since their purchase) are as follows:

                                                                  December 31, 1997
                                                                  -----------------
 Financial Position

 Property held for investment, net                                 $    22,717,900
 Cash                                                                      188,700
 Other assets                                                              664,000
                                                                   ---------------

     Total assets                                                  $    23,570,600
                                                                   ===============


 Mortgage notes payable                                            $    13,819,800
 Accounts payable                                                           66,500
 Other liabilities                                                         101,900
                                                                   ---------------

     Total liabilities                                                  13,988,200

 Partners' equity                                                        9,582,400
                                                                   ---------------

                                                                   $    23,570,600
                                                                   ===============

                                             For the Year Ended December 31
                                          -------------------------------------
                                               1997                   1996
                                          --------------         --------------
 Results of Operations

 Property revenues                        $    4,163,400         $    3,675,900
                                          --------------         --------------

 Expenses:
   Property operating                          2,101,500              1,767,400
   Interest                                    1,200,700                970,700
   Depreciation                                  715,900                539,100
                                          --------------         --------------

                                               4,018,100              3,277,200
                                          --------------         --------------

 Net Income                               $      145,300         $      398,700
                                          ==============         ==============

NOTE 5.  NOTE RECEIVABLE FROM GENERAL PARTNERS

Through September, 1997, the Partnership had a note receivable from General Partners which represented excess organization and offering costs incurred by the Partnership and bore interest at the current partnership distribution rate (7.5% at December 31, 1997) or local bank money market rates, if higher. The note was due on demand but in no event later than the termination of the Partnership. The General Partners paid the note in September 1997. The note was collateralized by an equitable lien on securities owned by TWC and all proceeds from real estate commissions payable to the General Partners from the sale of Partnership properties. The note was also personally guaranteed by John A. Coseo, Jr., General Partner. During the years ended December 31, 1997 and 1996, the Partnership earned interest of $18,700 and $49,300, respectively, from the note.

NOTE 6.  MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of the following at December 31, 1997:

 Notes payable, collateralized by property held for investment, payable in monthly interest only installments bearing interest at 90-day LIBOR plus 2.95%
 (8.97% at December 31, 1997),
 due in 2002                                                                                     $   5,720,000

 Note payable, collateralized by property held for investment, payable in monthly interest only installments bearing interest
 at a fixed rate of 8.82%, due in 2002                                                               1,500,000

 Note payable collateralized by property held for investment, principal and accrued interest
 (8% per annum) due and payable in February 1998                                                       200,000
                                                                                                 -------------

                                                                                                 $   7,420,000
                                                                                                 =============

In March 1996, the $1,500,000 mortgage note payable was converted from a variable rate loan bearing interest at 90-day LIBOR plus 2.95% to a fixed rate note bearing interest at 8.82%.

NOTE 7.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the Limited Partners for the years ended December 31, 1997 and 1996 follows:

                                      1997                              1996
                         -----------------------------     -----------------------------
                                               Per                              Per
                            Amount            Unit            Amount            Unit
                         ------------     ------------     ------------     ------------
 Net income
  - Limited Partners     $    195,800     $       1.24     $    349,900     $       2.21
 Return of capital            990,400             6.29          808,900             5.12
                         ------------     ------------     ------------     ------------

                         $  1,186,200     $       7.53     $  1,158,800     $       7.33
                         ============     ============     ============     ============

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash equivalents, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of the financial instruments. The General Partners believe the carrying value of the mortgage notes payable approximates fair value based upon interest rates available for the issuance of debt with similar terms and maturities. The note receivable from general partners bears interest at the current Partnership distribution rate.

NOTE 9.  CONTINGENCIES

The Partnership, as an owner of real estate, is subject to various environmental laws. Compliance by the Partnership with existing laws has not had a material effect on the results of operations, financial condition or cash flows of the Partnership, nor does management believe it will have a material impact in the future.

NOTE 10.  RELATED PARTY TRANSACTION

Chateau and/or its predecessor have been providing property management services to the Partnership since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $111,300 and $100,100 for the years ended December 31, 1997 and 1996, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Partnership and then reimbursed by the Partnership. These amounts were $263,900 and $242,300 for the years ended December 31, 1997 and 1996, respectively.

NOTE 11.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                           1997             1996
                                                       ------------     ------------
 Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest (none capitalized)                       $    653,200     $    621,600
                                                       ============     ============

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements over accounting or financial disclosure with the independent accountants for the Partnership.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The general partners of the Partnership are The Windsor Corporation, and John A. Coseo, Jr.

In July 1994, The Windsor Corporation merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to The Windsor Corporation, hereafter, ("The Windsor Corporation").

These utilities were incorporated in 1977 and 1992, respectively, to engage in the real estate syndication business. Historically, they have concentrated solely on the acquisition, management, and sale of fully-developed manufactured home communities through the investment programs which they sponsor.

The executive officers of The Windsor Corporation do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is spent on matters unrelated to the Partnership.

The names, ages, and nature of the positions held by the directors and executive officers of The Windsor Corporation follow:

                Name                     Age            Office
         ------------------------      -------     -----------------------
         Steven G. Waite                  43       President and Director
         Gary P. McDaniel                 52       Director
         C.G. Kellogg                     54       Director

A brief background of the general partners, directors and certain executive officers of The Windsor Corporation follows.

Steven G. Waite (43) joined The Windsor Corporation in August 1997 as President. Since 1991, until his involvement with Windsor, Mr. Waite served as Vice President/General Manager of the Communities Division at Clayton Homes. He was responsible for the original start up of this division, and subsequently built it into a successful and profitable area of Clayton Homes, expanding from eight communities to 67 communities. In addition, Mr. Waite has over eight years of experience in the manufactured home community-lending arena. He earned a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration from the University of Alabama. Mr. Waite is active in the Manufactured Housing Institute.

Gary P. McDaniel (52), a director of The Windsor Corporation has been Chief Executive Officer and a director of Chateau Communities, Inc. ("Chateau") since February 1997. He served as the Chairman of the Board, President and Chief Executive Officer for ROC Communities, Inc., which was merged with Chateau in 1997. Since 1993 he has been an executive and shareholder of ROC and its predecessors since 1979, and has been active in the manufactured home industry since 1972. Mr. McDaniel is also a Trustee of Windsor Real Estate Investment Trust 8, which is advised by The Windsor Corporation. Mr. McDaniel has been active in several state and national manufactured home associations, including associations in Florida and Colorado. In 1996, he was named "Industry Person of the Year" by the National Manufactured Housing Industry Association. Mr. McDaniel is on the Board of Directors of the Manufactured Housing Institute. He is a graduate of the University of Wyoming and served as a Captain in the United States Air Force.

C.G. ("Jeff") Kellogg (54) has been President and a director of Chateau since its inception and was Chief Executive Officer of Chateau from its inception to February 1997. For the five years preceding the formation of Chateau, Mr. Kellogg was President and Chief Operating Officer of Chateau Estates. He is extremely active in local and national industry associations, often in leadership positions. Mr. Kellogg is a past President of the Michigan Manufactured Housing Association and served on the Manufactured Housing Institute's Community Operations Committee. He is a graduate of Michigan Technological University with a B.S. in Civil Engineering.

John A. Coseo, Jr. (58), the other general partner of the Partnership was the founder of The Windsor Corporation in 1977 and has been actively involved in all facets of the manufactured housing business since that time. Mr. Coseo resigned from his positions as a director and executive officer of the Windsor Corporation in 1997. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 56 manufactured home communities throughout the United States. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934.

Item 10.    EXECUTIVE COMPENSATION

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to John A. Coseo, Jr. or the directors or executive officers of The Windsor Corporation. Refer to Item 12 (Certain Relationships and Related Transactions) for cash distributions and expense reimbursements paid to The Windsor Corporation by the Partnership.


Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

         No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partnership units.

(b)  Security Ownership of Management

         The following table presents certain information regarding the number of Units owned, directly or indirectly, by (i) each General Partner and
         (ii) all General Partners as a group as of December 31, 1997:


                                                            Amount and Nature of      Percent of Class
Title of Class              Beneficial Owner                Beneficial Ownership
--------------------------------------------------------------------------------------------------------
Units of Limited            John A. Coseo, Jr.,
  Partnership Interest        a General Partner                      91                    .058%
                                                                   ----                   -----

Units of Limited            All General Partners as
  Partnership Interest        a group                                91                    .058%
                                                                   ====                   =====

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following table reflects all compensation accrued or paid to the General Partners during the years ended December 31, 1997 and 1996.

Form of Compensation and Entity Receiving                        1997                    1996
                                                           ------------------       ---------------
Expense reimbursement - The Windsor Corporation              $        82,000        $       91,200
Property management fee - The Windsor Corporation            $        18.700        $       18,100
Cash distributions - The Windsor Corporation                 $        11,900        $       11,700

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits and Index of Exhibits

                  (3) - Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 33-23183 and incorporated herein by reference.

                  (27) - Financial Data Schedule

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the last quarter of the period covered by this Form 10-KSB.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 1998.


                                     WINDSOR PARK PROPERTIES 7
                                     A California Limited Partnership
                                     By: THE WINDSOR CORPORATION

                                     By:   /s/  Steven G. Waite
                                        -------------------------------------
                                         STEVEN G. WAITE
                                         President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                       Title                                       Date
---------                       -----                                       ----
                                President of The Windsor Corporation, a     March 26, 1998
/s/ Steven G. Waite             general partner
------------------------
STEVEN G. WAITE


/s/Gary P. McDaniel             Director of The Windsor Corporation,        March 31, 1998
------------------------        a general partner
GARY P. MCDANIEL


/s/C.G. Kellogg                 Director of The Windsor Corporation,        March 31, 1998
------------------------        a general partner
C.G. KELLOGG


/s/John A. Coseo, Jr.           General Partner                             March 31, 1998
------------------------
JOHN A. COSEO, JR.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER   DESCRIPTION
           (3) -  Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 33-23183 and
                  incorporated herein by reference.

           (27) - Financial Data Schedule