Form 10QSB
period 1998-03-31
WINDSOR PARK PROPERTIES 7
filed 1998-05-15
CIK 853634

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


     For the quarterly period ended       March 31, 1998
                                        ----------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


       For the transition period from                 to
                                      ---------------    ----------------


           Commission file number   000-21722
                                  ----------------------


           WINDSORPARK PROPERTIES 7, A CALIFORNIA LIMITED PARTNERSHIP
        -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


              California                                 33-0363181
   -------------------------------                   --------------------
   (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                    Identification No.)


                6430 S. Quebec Street, Englewood, Colorado 80111
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (303) 741-3707
                ------------------------------------------------
                           (Issuer's telephone number)



  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( x ) No ( )

                                TABLE OF CONTENTS

                                     PART I


                                                                           Page
                                                                           ----
Item 1.    Financial Statements                                             3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              8

                              PART II

Item 6.    Exhibits and Reports on Form 8-K                                 9

           SIGNATURE                                                       10

                            WINDSOR PARK PROPERTIES 7
                       (A California Limited Partnership)
                                  BALANCE SHEET
                                   (unaudited)

                                                                  March 31, 1998
                                                                  --------------
 ASSETS

 Property held for investment:
   Land                                                           $    2,734,100
   Buildings and improvements                                         10,866,100
   Fixtures and equipment                                                190,200
                                                                  --------------

                                                                      13,790,400
 Less accumulated depreciation                                        (2,661,100)
                                                                  --------------

                                                                      11,129,300

 Investments in joint ventures and limited partnerships                5,076,600
 Cash and cash equivalents                                               307,000
 Deferred financing costs                                                185,400
 Other assets                                                             92,500
                                                                  --------------

                                                                  $   16,790,800
                                                                  ==============


 LIABILITIES AND PARTNERS' EQUITY

 Liabilities:
   Mortgage notes payable                                         $    7,220,000
   Accounts payable                                                        5,700
   Accrued expenses                                                      113,900
   Tenant deposits and other liabilities                                  44,700
   Due to General Partners and affiliates                                 89,800
                                                                  --------------

                                                                       7,474,100
                                                                  --------------


 Partners' equity:
   Limited partners                                                    9,359,200
   General partners                                                      (42,500)
                                                                  --------------

                                                                       9,316,700
                                                                  --------------

                                                                  $   16,790,800
                                                                  ==============

                      See Accompanying Financial Statements

                            WINDSOR PARK PROPERTIES 7
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                  Three Months Ended March 31,
                                                                  ---------------------------
                                                                      1998           1997
                                                                  -----------     -----------
 REVENUES

 Rent and utilities                                                $  637,200     $  611,300
 Equity in earnings of joint ventures and limited partnerships         32,400         49,900
 Interest                                                               7,400         14,200
 Other                                                                  8,300          8,600
                                                                   ----------     ----------

                                                                      685,300        684,000
                                                                   ----------     ----------

 COSTS AND EXPENSES

 Property operating                                                   265,500        251,300
 Interest                                                             171,900        168,600
 Depreciation and amortization                                        150,800        148,600
 General and administrative:
   Related parties                                                     10,800         21,800
   Other                                                               20,900         10,200
                                                                   ----------     ----------

                                                                      619,900        600,500
                                                                   ----------     ----------

 Net income                                                        $   65,400     $   83,500
                                                                   ==========     ==========

 Net income - general partners                                     $      700     $      800
                                                                   ==========     ==========

 Net income - limited partners                                     $   64,700     $   82,700
                                                                   ==========     ==========

 Basic and dilutive earnings per limited partnership unit          $     0.41     $     0.52
                                                                   ==========     ==========




                      See Accompanying Financial Statements

                            WINDSOR PARK PROPERTIES 7
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                1998             1997
                                                             -----------      -----------
 Cash flows from operating activities:
   Net income                                                $    65,400      $    83,500
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                               150,800          148,600
     Equity in earnings of joint ventures and limited
 partnerships                                                    (32,400)         (49,900)
     Joint ventures' and limited partnerships cash
 distributions                                                    32,400           49,900
     (Gain) loss on sale of property held for investment               0           (2,000)
     Amortization of deferred financing costs                     10,600           10,600

     Changes in operating assets and liabilities:
       Other assets                                              (33,300)           9,200
       Accounts payable                                          (19,000)          (3,800)
       Accrued expenses                                           53,900           24,700
       Due to General Partners and affiliates                     (8,900)               0
       Tenant deposits and other liabilities                     (70,500)           3,900
                                                             -----------      -----------
 Net cash provided by operating activities                       149,000          274,700
                                                             -----------      -----------

 Cash flows from investing activities:
   Note receivable from general partners                               0          371,100
   Joint ventures' and limited partnerships cash
 distributions                                                   127,100          100,600
   Increase in property held for investment                      (20,700)         (63,100)
   Investment in joint venture and limited partnerships              100          (70,400)
   Proceeds on sale of property held for investment                    0            2,000
                                                             -----------      -----------
   Net cash provided by investing activities                     106,500          340,200
                                                             -----------      -----------

 Cash flows from financing activities:
   Distributions                                                (227,200)        (298,900)
   Repayment of mortgage note payable                           (200,000)        (300,000)
   Repurchase of limited partnership units                             0          (12,500)
                                                             -----------      -----------

 Net cash used in (provided by) financing activities             427,200         (611,400)
                                                             -----------      -----------

 Net (decrease) increase in cash and cash equivalents           (171,700)           3,500

 Cash and cash equivalents at beginning  of period               478,700          511,100
                                                             -----------      -----------

 Cash and cash equivalents at end of period                  $   307,000      $   514,600
                                                             ===========      ===========


                      See Accompanying Financial Statements

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

NOTE 2.  BASIS OF PRESENTATION

The balance sheet at March 31, 1998 and the related statements of operations for the three months ended March 31, 1998 and 1997 and the statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on form 10-KSB for the year ended December 31, 1997.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities at March 31, 1998. The combined condensed results of operations of the joint venture and limited partnership properties for the three months ended March 31, 1998 and 1997 are as follows:

                                                          1998            1997
 Total revenues                                       $ 1,097,100     $   995,500

 Expenses:
   Property operating                                     548,600         488,300
   Interest                                               340,000         272,400
   Depreciation                                           187,200         154,300
   General and administrative                               2,100               0
                                                      -----------     -----------

                                                        1,077,900         915,000
                                                      ===========     ===========

 Net income                                           $    19,200     $    80,500
                                                      ===========     ===========

NOTE 4.  BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1998 and 1997 was 156,595 and 157,800 respectively.

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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1998 and 1997 follows:

                                     1998                            1997
                          ---------------------------     ---------------------------
                                              Per                              Per
                            Amount           Unit           Amount            Unit
                          -----------     -----------     -----------     -----------
 Net income
   - limited partners     $    64,700     $      0.41     $    82,700     $       .52
 Return of capital            233,800            1.50         213,100            1.35
                          -----------     -----------     -----------     -----------

                          $   298,500     $      1.91     $   295,800     $      1.87
                          ===========     ===========     ===========     ===========

                            WINDSOR PARK PROPERTIES 7
                       (A California Limited Partnership)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 1998 as compared to three months ended March 31,
1997

Results of Operations

The results of operations for the three months ended March 31, 1998 and 1997 are not directly comparable due to the purchase of interests in the Apache East Estates and Denali Park Estates manufactured home communities in February 1997. The Partnership realized net income of $65,400 and $83,500 for the three months ended March 31, 1998 and 1997, respectively. Net income per limited partnership unit was $0.41 in 1998 compared to $0.52 in 1997.

Rent and utilities revenues increased from $611,300 in 1997 to $637,200 in 1998 due to rental increases recognized at the communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five joint venture and limited partnership properties. Equity in earnings of joint ventures and limited partnerships decreased from $49,900 in 1997 to $32,400 in 1998, primarily due to losses incurred at Apache East and Denali Park communities.

Interest income decreased from $14,200 in 1997 to $7,400 in 1998 due mainly to lower cash balances maintained by the Partnership and due to the payoff received on the note receivable from General Partners.

Property operating expenses increased from $251,300 in 1997 to $265,500 in 1998 due mainly to higher utilities and repairs and maintenance costs.

Interest expense increased slightly from $168,600 in 1997 to $171,900 in 1998.

General and administrative expenses decreased slightly from $32,000 in 1997 to $31,700 in 1998.

Changes in Financial Condition

The Partnership's primary sources of cash during the three months ended March 31, 1998 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for cash distributions to partners, and the repayment of a mortgage note payable.

No further investment property acquisitions are planned by the General Partners.

At March 31, 1998 the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $14,852,100, consisting of $1,500,000 of fixed rate debt and $13,352,100 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.8% and 8.7%, respectively at March 31, 1998.

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

                                     PART II


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits and Index of Exhibits

         (27)  Financial Data Schedule

      b) Reports on Form 8-K

                  Form 8-K filed with the Commission on January 27, 1998. Form 8-K/A filed with the Commission on February 3, 1998.

                                    SIGNATURE



In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WINDSOR PARK PROPERTIES 7,
                              A California Limited Partnership
                              (Registrant)


                              By: The Windsor Corporation, General Partner



                              By /s/ Steven G. Waite
                                ------------------------------------------
                                 STEVEN G. WAITE
                                 President


Date: May 13, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
 27             Financial Data Schedule