Form 10QSB
period 1998-06-30
WINDSOR PARK PROPERTIES 7
filed 1998-08-13
CIK 853634

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


         For the quarterly period ended    June 30, 1998
                                           -------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



             For the transition period from         to
                                            --------   --------


           Commission file number   000-21722
                                    ---------

           WINDSORPARK PROPERTIES 7, A CALIFORNIA LIMITED PARTNERSHIP
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                     California                                                         33-0363181
--------------------------------------------------------------             ---------------------------------
(State or other jurisdiction of incorporation or organization)             (IRS Employer Identification No.)


                6430 S. Quebec Street, Englewood, Colorado 80111
                ------------------------------------------------
                    (Address of principal executive offices)



                                 (303) 741-3707
                           --------------------------
                           (Issuer's telephone number)



  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                                TABLE OF CONTENTS

                                     PART I


                                                                              Page
                                                                              ----
Item 1.           Financial Statements                                          3

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           9


                                     PART II

Item 6.           Exhibits and Reports on Form 8-K                             11

                  SIGNATURE                                                    12

                            WINDSOR PARK PROPERTIES 7
                       (A California Limited Partnership)
                                  BALANCE SHEET
                                   (unaudited)


                                                           June 30, 1998
                                                          ----------------
ASSETS

Property held for investment:
  Land                                                    $      2,734,100
  Buildings and improvements                                    10,885,500
  Fixtures and equipment                                           194,400
                                                          ----------------

                                                                13,814,000
Less accumulated depreciation                                   (2,812,000)
                                                          ----------------

                                                                11,002,000

Investments in joint ventures and limited partnerships           5,039,400
Cash and cash equivalents                                           96,400
Deferred financing costs                                           174,800
Other assets                                                       122,600
                                                          ----------------

Total Assets                                              $     16,435,200
                                                          ================


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Mortgage notes payable                                  $      7,220,000
  Accounts payable                                                     600
  Accrued expenses                                                 225,400
  Tenant deposits and other liabilities                             46,200
  Due to General Partners and affiliates                            13,800
                                                          ----------------

                                                                 7,506,000
                                                          ----------------


Partners' equity:
  Limited partners                                               8,974,100
  General partners                                                 (44,900)
                                                          ----------------

                                                                 8,929,200
                                                          ----------------

Total Liabilities and Partners' Equity                    $     16,435,200
                                                          ================

                      See Accompanying Financial Statements

                            WINDSOR PARK PROPERTIES 7
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                 Three Months Ended June 30,
                                                                 ----------------------------

                                                                     1998           1997
                                                                 ------------    ------------
REVENUES

Rent and utilities                                               $    648,500    $    614,500
Equity in earnings of joint ventures and limited partnerships          23,900          25,200
Interest                                                                3,200          12,200
Other                                                                   6,400           7,100
                                                                 ------------    ------------

                                                                      682,000         659,000
                                                                 ------------    ------------

COSTS AND EXPENSES

Property operating                                                    283,800         265,800
Interest                                                              162,200         173,300
Depreciation and amortization                                         150,800         150,700
General and administrative:
  Related parties                                                      10,500          21,400
  Other                                                                13,800          11,700
                                                                 ------------    ------------

                                                                      621,100         622,900
                                                                 ------------    ------------

Net income                                                       $     60,900    $     36,100
                                                                 ============    ============

Net income - general partners                                    $        600    $        400
                                                                 ============    ============

Net income - limited partners                                    $     60,300    $     35,700
                                                                 ============    ============

Basic and Dilutive earnings per limited partnership unit         $       0.39    $       0.23
                                                                 ============    ============



                      See Accompanying Financial Statements

                            WINDSOR PARK PROPERTIES 7
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                   1998            1997
                                                                 ----------    ----------
REVENUES

Rent and utilities                                               $1,285,700    $1,225,800
Equity in earnings of joint ventures and limited partnerships        56,200        75,100
Interest                                                             10,600        26,400
Other                                                                14,700        15,700
                                                                 ----------    ----------

                                                                  1,367,200     1,343,000
                                                                 ----------    ----------

COSTS AND EXPENSES

Property operating                                                  549,300       517,100
Interest                                                            334,100       341,900
Depreciation and amortization                                       301,700       299,300
General and administrative:
  Related parties                                                    21,200        43,200
  Other                                                              34,700        21,900
                                                                 ----------    ----------

                                                                  1,241,000     1,223,400
                                                                 ----------    ----------

Net income                                                       $  126,200    $  119,600
                                                                 ==========    ==========

Net income - general partners                                    $    1,300    $    1,200
                                                                 ==========    ==========

Net income - limited partners                                    $  124,900    $  118,400
                                                                 ==========    ==========

Basic and Dilutive earnings per limited partnership unit         $     0.80    $     0.75
                                                                 ==========    ==========



                      See Accompanying Financial Statements

                            WINDSOR PARK PROPERTIES 7
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                               Six Months Ended June 30,
                                                           -------------------------------
                                                               1998               1997
                                                           -------------     -------------
Cash flows from operating activities:
  Net income                                               $     126,200     $     119,600
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                301,700           299,300
    Equity in earnings of joint ventures and limited
     partnerships                                                (56,200)          (75,100)
    Joint ventures' and limited partnerships cash
     distributions                                                56,200            75,100
    (Gain) loss on sale of property held for investment                0            (2,600)
    Amortization of deferred financing costs                      21,200            21,200

    Changes in operating assets and liabilities:
      (Decrease) increase in Other assets                        (63,400)            3,400
      Accounts payable                                           (24,100)           (4,700)
      Accrued expenses                                           165,400            19,000
      Due to General Partners and affiliates                     (84,900)                0
      Tenant deposits and other liabilities                      (69,000)           (1,300)
                                                           -------------     -------------
Net cash provided by operating activities                        373,100           453,900
                                                           -------------     -------------

Cash flows from investing activities:
  Note receivable from general partners                                0           371,800
  Joint ventures' and limited partnerships cash
   distributions                                                 151,400           168,200
  Increase in property held for investment                       (44,300)         (119,800)
  Investment in joint venture and limited partnerships            13,000           (70,400)
  Proceeds on sale of property held for investment                     0            11,000
                                                           -------------     -------------
  Net cash provided by investing activities                      120,100           360,800
                                                           -------------     -------------

Cash flows from financing activities:
  Distributions                                                 (591,200)         (597,500)
  Repayment of mortgage note payable                            (200,000)         (300,000)
  Repurchase of limited partnership units                        (84,300)          (20,300)
                                                           -------------     -------------

Net cash provided by financing activities                       (875,500)         (917,800)
                                                           -------------     -------------

Net decrease in cash and cash equivalents                       (382,300)         (103,100)

Cash and cash equivalents at beginning  of period                478,700           511,100
                                                           -------------     -------------

Cash and cash equivalents at end of period                 $      96,400     $     408,000
                                                           =============     =============

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

NOTE 2.  BASIS OF PRESENTATION

The balance sheet at June 30, 1998 and the related statements of operations for the three and six months ended June 30, 1998 and 1997 and the statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on form 10-KSB for the year ended December 31, 1997.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities at June 30, 1998. The combined condensed results of operations of the joint venture and limited partnership properties for the six months ended June 30, 1998 and 1997 are as follows:


                                   1998          1997

Total revenues                  $2,168,900    $2,042,100

Expenses:
  Property operating             1,107,000     1,026,900
  Interest                         655,400       589,400
  Depreciation                     374,400       341,400
  General and administrative        10,100             0
                                ----------    ----------

                                 2,146,900     1,957,700
                                ----------    ----------

Net income                      $   22,000    $   84,400
                                ==========    ==========

NOTE 4.  BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1998 was 156,370 and 156,475 respectively; and 157,641 and 157,722 for the three and six months ended June 30, 1997, respectively.

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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the six months ended June 30, 1998 and 1997 follows:


                               1998                       1997
                        --------------------     --------------------
                                       Per                       Per
                         Amount        Unit        Amount       Unit
                        --------    --------     --------    --------
Net income
  - limited partners    $124,900    $   0.80     $118,400    $    .75
Return of capital        470,500        3.01      473,000        3.00
                        --------    --------     --------    --------

                        $595,400    $   3.81     $591,400    $   3.75
                        ========    ========     ========    ========

                            WINDSOR PARK PROPERTIES 7
                       (A California Limited Partnership)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 1998 as compared to three months ended March 31,
1997

Results of Operations

The Partnership realized net income of $60,900 and $36,100 for the three months ended June 30, 1998 and 1997, respectively. Net income per limited partnership unit was $0.39 in 1998 compared to $0.23 in 1997. The increase in income is attributable to the increased revenue from rental increases.

Rent and utilities revenues increased from $614,500 in 1997 to $648,500 in 1998 due to rental increases recognized at the communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five joint venture and limited partnership properties. Equity in earnings of joint ventures and limited partnerships decreased slightly from $25,200 in 1997 to $23,900 in 1998.

Interest income decreased from $12,200 in 1997 to $3,200 in 1998 due to the payoff received on the note receivable from General Partners and to lower cash balances maintained by the partnership.

Property operating expenses increased from $265,800 in 1997 to $283,800 in 1998 due mainly to higher utilities, higher maintenance, and higher collection costs.

Interest expense decreased from $173,300 in 1997 to $162,200 in 1998 due to lower interest rates on the variable rate debt.

General and administrative expenses decreased from $33,100 in 1997 to $24,300 in 1998 due to lower employee time charges charged to the General Partners.

Six months ended June 30, 1998 as compared to six months ended March 31, 1997

Results of Operations

The Partnership realized net income of $126,200 and $119,600 for the six months ended June 30, 1998 and 1997, respectively. Net income per limited partnership unit was $0.80 in 1998 compared to $0.75 in 1997. The increase in income is attributable to the increased revenue from rental increases.

Rent and utilities revenues increased from $1,225,800 in 1997 to $1,285,700 in 1998 due to rental increases recognized at the communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five joint venture and limited partnership properties. Equity in earnings of joint ventures and limited partnerships decreased from $75,100 in 1997 to $56,200 in 1998, primarily due to losses incurred at the Apache East, Denali Park and Long Lake communities.

Interest income decreased from $26,400 in 1997 to $10,600 in 1998 due to the payoff received on the note receivable from General Partners and lower cash balances maintained by the partnership.

Property operating expenses increased from $517,100 in 1997 to $549,300 in 1998 due mainly to higher utilities and higher collection costs.

Interest expense decreased from $341,900 in 1997 to $334,100 in 1998 due to lower interest rates on the variable rate debt.

General and administrative expenses decreased from $65,100 in 1997 to $55,900 in 1998 due to lower employee charges charged to the General Partners.

Changes in Financial Condition

The Partnership's primary sources of cash during the six months ended June 30, 1998 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for cash distributions to partners, and the repayment of a mortgage note payable.

No further investment property acquisitions are planned by the General Partners.

At June 30, 1998 the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $14,852,100, consisting of $1,500,000 of fixed rate debt and $13,352,100 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.8% and 8.6%, respectively at June 30, 1998.

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


                        WINDSOR PARK PROPERTIES 7,
                        A California Limited Partnership
                                (Registrant)


                        By: The Windsor Corporation, General Partner



                        By  /s/ Steven G. Waite
                            ----------------------------------------
                            STEVEN G. WAITE
                            President


Date: August 13, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27                Financial Data Schedule