Form 10QSB
period 1998-09-30
WINDSOR PARK PROPERTIES 7
filed 1998-11-16
CIK 853634

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended      September 30, 1998
                                        ----------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    EXCHANGE ACT



        For the transition period from                to
                                      ---------------    ----------------

           Commission file number   000-21722
                                  ------------

        WINDSORPARK PROPERTIES 7, A CALIFORNIA LIMITED PARTNERSHIP (Exact
-------------------------------------------------------------------------------
           name of small business issuer as specified in its charter)


                       California                                            33-0363181
--------------------------------------------------------------    ---------------------------------
(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)


                6430 S. Quebec Street, Englewood, Colorado 80111
-------------------------------------------------------------------------------
                    (Address of principal executive offices)



                                 (303) 741-3707
-------------------------------------------------------------------------------
                           (Issuer's telephone number)



  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes ( x ) No (   )
                                                               ---      ---

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

                            WINDSOR PARK PROPERTIES 7
                       (A California Limited Partnership)
                                  BALANCE SHEET
                                   (unaudited)

                                                                                           September 30, 1998
                                                                                     -------------------------------
ASSETS

Property held for investment:
  Land                                                                               $                    2,734,100
  Buildings and improvements                                                                             10,907,600
  Fixtures and equipment                                                                                    196,100
                                                                                     -------------------------------

                                                                                                         13,837,800
Less accumulated depreciation                                                                            (2,962,800)
                                                                                     -------------------------------

                                                                                                         10,875,000

Investments in joint ventures and limited partnerships                                                    4,887,900
Cash and cash equivalents                                                                                   174,100
Deferred financing costs                                                                                    164,100
Other assets                                                                                                166,400
                                                                                     -------------------------------

Total Assets                                                                         $                   16,267,500
                                                                                     ===============================


LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Mortgage notes payable                                                             $                    7,220,000
  Accounts payable                                                                                            4,900
  Accrued expenses                                                                                          288,000
  Tenant deposits and other liabilities                                                                      46,300
  Due to General Partners and affiliates                                                                     32,000
                                                                                     -------------------------------

                                                                                                          7,591,200
                                                                                     -------------------------------


Partners' equity:
  Limited partners                                                                                        8,723,300
  General partners                                                                                         (47,000)
                                                                                     -------------------------------

                                                                                                          8,676,300
                                                                                     -------------------------------

Total Liabilities and Partners' Equity                                               $                   16,267,500
                                                                                     ===============================


                 See Accompanying Notes to Financial Statements

                            WINDSOR PARK PROPERTIES 7
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                          Three Months Ended September 30,
                                                                ---------------------------------------------------

                                                                          1998                      1997
                                                                -------------------------  ------------------------
REVENUES

Rent and utilities                                                  $            663,500       $           620,300
Equity in earnings of joint ventures and limited partnerships                     40,900                    44,000
Interest                                                                           2,600                     7,100
Other                                                                              8,200                    11,100
                                                                -------------------------  ------------------------

                                                                                 715,200                   682,500
                                                                -------------------------  ------------------------

COSTS AND EXPENSES

Property operating                                                               289,500                   280,500
Interest                                                                         166,900                   168,300
Depreciation and amortization                                                    150,800                   150,800
General and administrative:
  Related parties                                                                 10,500                    17,600
  Other                                                                           12,300                     7,800
                                                                -------------------------  ------------------------

                                                                                 630,000                   625,000
                                                                -------------------------  ------------------------

Net income                                                          $             85,200       $            57,500
                                                                =========================  ========================

Net income - general partners                                       $                900       $               600
                                                                =========================  ========================

Net income - limited partners                                       $             84,300       $            56,900
                                                                =========================  ========================

Basic and Dilutive earnings per limited partnership unit            $               0.54       $              0.36
                                                                =========================  ========================



                 See Accompanying Notes to Financial Statements

                            WINDSOR PARK PROPERTIES 7
                       (A California Limited Partnership)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                          Nine Months Ended September 30,
                                                                ---------------------------------------------------

                                                                          1998                      1997
                                                                -------------------------  ------------------------
REVENUES

Rent and utilities                                                  $          1,949,300       $         1,846,100
Equity in earnings of joint ventures and limited partnerships                     97,200                   119,200
Interest                                                                          13,200                    33,600
Other                                                                             22,800                    26,800
                                                                -------------------------  ------------------------

                                                                               2,082,500                 2,025,700
                                                                -------------------------  ------------------------

COSTS AND EXPENSES

Property operating                                                               838,800                   797,700
Interest                                                                         501,000                   510,200
Depreciation and amortization                                                    452,500                   450,200
General and administrative:
  Related parties                                                                 31,800                    60,800
  Other                                                                           47,000                    29,600
                                                                -------------------------  ------------------------

                                                                               1,871,100                 1,848,500
                                                                -------------------------  ------------------------

Net income                                                          $            211,400       $           177,200
                                                                =========================  ========================

Net income - general partners                                       $              2,100       $             1,800
                                                                =========================  ========================

Net income - limited partners                                       $            209,300       $           175,400
                                                                =========================  ========================

Basic and Dilutive earnings per limited partnership unit            $               1.34       $              1.11
                                                                =========================  ========================


                      See Accompanying Notes to Financial Statements

                            WINDSOR PARK PROPERTIES 7
                       (A California Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         Nine Months Ended September 30,
                                                                ---------------------------------------------------
                                                                         1998                       1997
                                                                ------------------------   ------------------------
Cash flows from operating activities:
  Net income                                                        $           211,400        $           177,200
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                               452,500                    450,200
    Equity in earnings of joint ventures and
      limited partnerships                                                      (97,200)                  (119,200)
    Joint ventures' and limited partnerships
      cash distributions                                                         97,200                    119,200
    (Gain) loss on sale of property held for investment                               0                     (2,600)
    Amortization of deferred financing costs                                     31,900                     31,800

    Changes in operating assets and liabilities:
      Increase in other assets                                                 (107,200)                   (16,800)
      Decrease in accounts payable                                              (19,800)                    (5,400)
      Increase in accrued expenses                                              228,000                     71,300
      Decrease in due to General Partners and affiliates                        (66,700)                         0
      Decrease in tenant deposits and other liabilities                         (68,900)                   (11,000)
                                                                ------------------------   ------------------------
Net cash provided by operating activities                                       661,200                    694,700
                                                                ------------------------   ------------------------

Cash flows from investing activities:
  Note receivable from general partners                                               0                    372,200
  Joint ventures' and limited partnerships
    cash distributions                                                          315,800                    218,200
  Increase in property held for investment                                      (68,100)                  (137,000)
  Investment in joint venture and limited partnerships                              100                    (70,600)
  Proceeds on sale of property held for investment                                    0                     11,000
                                                                ------------------------   ------------------------
  Net cash provided by investing activities                                     247,800                    393,800
                                                                ------------------------   ------------------------

Cash flows from financing activities:
  Distributions                                                                 889,800                   (865,400)
  Repayment of mortgage note payable                                           (200,000)                  (300,000)
  Repurchase of limited partnership units                                      (123,800)                   (41,000)
                                                                ------------------------   ------------------------

Net cash provided by financing activities                                    (1,213,600)                (1,206,400)
                                                                ------------------------   ------------------------

Net decrease in cash and cash equivalents                                      (304,600)                  (117,900)

Cash and cash equivalents at beginning  of period                               478,700                    511,100
                                                                ------------------------   ------------------------

Cash and cash equivalents at end of period                          $           174,100        $           393,200
                                                                ========================   ========================


                      See Accompanying Notes to Financial Statements

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

NOTE 2.  BASIS OF PRESENTATION

The balance sheet at September 30, 1998 and the related statements of operations for the three and nine months ended September 30, 1998 and 1997 and the statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on form 10-KSB for the year ended December 31, 1997.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities at September 30, 1998. The combined condensed results of operations of the joint venture and limited partnership properties for the nine months ended September 30, 1998 and 1997 are as follows:

                                                         1998                         1997
                                               --------------------------   -------------------------
   Total revenues                              $               3,251,900    $              3,094,000

   Expenses:
     Property operating                                        1,657,400                   1,549,900
     Interest                                                    970,100                     903,500
     Depreciation                                                561,500                     528,600
     General and administrative                                   12,200                           0
                                               --------------------------   -------------------------

                                                               3,201,200                   2,982,000
                                               ==========================   =========================

   Net income                                  $                  50,700    $                112,000
                                               ==========================   =========================

NOTE 4.  BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1998 was 155,811 and 156,123 respectively; and 157,879 and 158,136 for the three and nine months ended September 30, 1997, respectively.

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

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the nine months ended September 30, 1998 and 1997 follows:

                                                  1998                                  1997
                                    ---------------------------------    -----------------------------------

                                                             Per                                   Per
                                            Amount           Unit              Amount              Unit
                                    ---------------     -------------    ------------------    -------------
Net income
  - limited partners                 $     209,300         $    1.34        $      175,400        $    1.11
Return of capital                          688,000              4.41               612,500             3.87
                                    ---------------     -------------    ------------------    -------------

                                     $     897,300         $    5.75        $      787,900        $    4.98
                                    ===============     =============    ==================    =============

                            WINDSOR PARK PROPERTIES 7
                       (A California Limited Partnership)
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 1998 as compared to three months ended September 30, 1997

Results of Operations

The Partnership realized net income of $85,200 and $55,500 for the three months ended September 30, 1998 and 1997, respectively. Net income per limited partnership unit was $0.54 in 1998 compared to $0.36 in 1997. The increase in income is attributable to the increased revenue from rental increases.

Rent and utilities revenues increased from $620,300 in 1997 to $663,500 in 1998 due to rental increases recognized at the communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five joint venture and limited partnership properties. Equity in earnings of joint ventures and limited partnerships decreased slightly from $44,000 in 1997 to $40,900 in 1998.

Interest income decreased from $7,100 in 1997 to $2,600 in 1998 due to the payoff received on the note receivable from General Partners and to lower cash balances maintained by the partnership.

Property operating expenses increased from $280,500 in 1997 to $289,500 in 1998 due mainly to higher utilities, higher maintenance, and higher collection costs.

Interest expense decreased slightly from $168,300 in 1997 to $166,900 in 1998.

General and administrative expenses decreased from $25,400 in 1997 to $22,800 in 1998 due to lower employee time charges charged to the General Partners.

Nine months ended September 30, 1998 as compared to nine months ended September 30, 1997

Results of Operations

The Partnership realized net income of $211,400 and $177,200 for the nine months ended September 30, 1998 and 1997, respectively. Net income per limited partnership unit was $1.34 in 1998 compared to $1.11 in 1997. The increase in income is attributable to the increased revenue from rental increases.

Rent and utilities revenues increased from $1,846,100 in 1997 to $1,949,300 in 1998 due to rental increases recognized at the communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five joint venture and limited partnership properties. Equity in earnings of joint ventures and limited partnerships decreased from $119,200 in 1997 to $97,200 in 1998, primarily due to losses incurred at the Apache East, Denali Park and Long Lake communities.

Interest income decreased from $33,600 in 1997 to $13,200 in 1998 due to the payoff received on the note receivable from General Partners and lower cash balances maintained by the partnership.

Property operating expenses increased from $797,700 in 1997 to $838,800 in 1998 due mainly to higher utilities and higher collection costs.

Interest expense decreased from $510,200 in 1997 to $501,000 in 1998 due to lower interest rates on the variable rate debt.

General and administrative expenses decreased from $90,400 in 1997 to $78,800 in 1998 due to lower employee charges charged to the General Partners.

Changes in Financial Condition

The Partnership's primary sources of cash during the nine months ended September 30, 1998 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for cash distributions to partners, and the repayment of a mortgage note payable.

No further investment property acquisitions are planned by the General Partners.

At September 30, 1998 the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $14,852,100, consisting of $1,500,000 of fixed rate debt and $13,352,100 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.8% and 8.6%, respectively at September 30, 1998.

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

Management continues to assess the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". As a result, date-sensitive computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. Unless corrected, the potential exists for computer system failures or incorrect processing of financial and operational information, which could disrupt operations.

To help facilitate the Partnership's continued growth, substantially all of the computer systems and applications in use in its home office and properties have been, or are in the process of being upgraded and modified. The Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable Year 2000 Issues as they might affect the computer systems and applications located in the Partnership's offices and properties. The Partnership anticipates that implementation of solutions to any Year 2000 Issue which it may discover will require the expenditure of sums which the Partnership does not expect to be material.

The Partnership is exposed to the risk that one or more of its vendors or service providers may experience Year 2000 problems which impact the ability of such vendor or service provider to provide goods and services. Due to the availability of alternative suppliers, this is not considered as significant a risk with respect to the suppliers of goods. The disruption of certain services, however, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Partnership's operations. To date, the Partnership is not aware of any vendor or service provider Year 2000 issue that management believes would have a material adverse impact on the Partnership's operations. The Partnership, however, has no means of ensuring that its vendors or service providers will be Year 2000 ready. The inability of vendors or service providers to complete the Year 2000 resolution process in a timely fashion could have an adverse impact on the Partnership and the effect of non-compliance by vendors or service providers is not determinable at this time. Residents who pay rent to the Partnership do not pose Year 2000 problems for the Partnership given the type and nature of the Partnership's properties and residents.

Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from Year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Partnership. The likelihood and effect of such disruptions is not determinable at this time.

Management expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the Year 2000 Issue will materially impact the financial condition or operations of the Partnership.

                                     PART II


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits and Index of Exhibits

         (27.1)   Financial Data Schedule

      (b) Reports on Form 8-K
          None

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


                                   WINDSOR PARK PROPERTIES 7,
                                   A California Limited Partnership
                                             (Registrant)


                                   By: The Windsor Corporation, General Partner



                                       By  /s/ Steven G. Waite
                                           ------------------------------
                                           STEVEN G. WAITE
                                           President


Date: November 13, 1998

                                 EXHIBIT INDEX

Exhibit No.                       Description
----------                        -----------

  27.1                       Financial Data Schedule