Form 10KSB40
period 1998-12-31
WINDSOR PARK PROPERTIES 7
filed 1999-03-31
CIK 853634

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB


(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the fiscal year ended December 31, 1998

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from ................to...............

Commission file number 000-21722

          WINDSOR PARK PROPERTIES 7, A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of small business issuer in its charter)

 California                                                               33-0363181
---------------------------------------------------          ------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer Identification No.)
incorporation or organization)

                         6430 South Quebec Street, Englewood, CO  80111
                        ---------------------------------------------------
                        (Address of principal executive offices) (Zip Code)

Issuer's telephone number:  (303) 741-3707

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Units of Limited
                                                            Partnership Interest
                                                            --------------------
                                                               (Title of Class)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  X  ]  No [     ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

  State issuer's revenues for its most recent fiscal year:  $2,800,471

                  DOCUMENTS INCORPORATED BY REFERENCE:  None

  Transitional small business disclosure format (check one): Yes [ ]  No [X]

                               TABLE OF CONTENTS

                                            PART I
                                            ------

                                                                                     Page
                                                                                     ----
Item 1.     Description of Business                                                    3

Item 2.     Description of Properties                                                  5

Item 3.     Legal Proceedings                                                          7

Item 4.     Submission of Matters to a Vote of Security Holders                        7

                                           PART II
                                           -------

Item 5.     Market for the Partnership's Units and Related Security Holder Matters     7

Item 6.     Management's Discussion and Analysis                                       8

Item 7.     Financial Statements                                                      11

Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                                  24

                                           PART III
                                           --------

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of The Exchange Act                         25

Item 10.    Executive Compensation                                                    26

Item 11.    Security Ownership of Certain Beneficial Owners and Management            26

Item 12.    Certain Relationships and Related Transactions                            27

Item 13.    Exhibits and Reports on Form 8-K                                          28

            SIGNATURES                                                                29


                                 PART I
                                 ------

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

Certain matters discussed under the captions "Description of Business," "Description of Properties," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-KSB may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 7, a California Limited Partnership to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements.

Business Development
--------------------

Windsor Park Properties 7, a California Limited Partnership (the "Partnership"), was formed in June 1989 pursuant to the provisions of the California Uniform Limited Partnership Act. The general partners of the Partnership are The Windsor Corporation, a California corporation ("The Windsor Corporation"), and John A. Coseo, Jr. In September 1997, Chateau Communities, Inc. ("Chateau"), a publicly held real estate investment trust, purchased all of the outstanding capital stock of The Windsor Corporation for 101,239 common shares of Chateau, and $750,000 in cash. Following the purchase of The Windsor Corporation Chateau appointed a new Board of Directors and elected Steven G. Waite as President of The Windsor Corporation. The Partnership term is set to expire in December 2005; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority of the limited partners.

The Partnership was organized to acquire and hold existing manufactured home communities for investment. Its principal investment objectives are to provide to its limited partners: (i) distributions of cash from operations, (ii) preservation, protection and eventual return of the limited partners' investment, and (iii) realization of appreciation in the value of the properties acquired.

The Partnership was funded through a public offering of 250,000 limited partnership units ("Units"). A total of 159,332 Units were sold for gross proceeds aggregating $15,933,200. The offering commenced in March 1990 and terminated in January 1992. The net proceeds from the offering were originally expended for the acquisition of undivided interests in four manufactured home communities located in Florida, Washington and Indiana. The Partnership paid all cash for the properties.

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

The Partnership was organized in March 1990 and, thus, many of our current limited partners have held an investment in the Partnership for more than 8 years. The General Partners believe that many of the limited partners would like to have the opportunity to achieve liquidity in their investment in the Partnership. Accordingly, the General Partners are currently exploring possible strategic alternative for the Partnership with a view towards providing limited partners with the opportunity to achieve liquidity in their investment. There can, however, be no assurances that any proposal determined by the General Partners to be in the best interests of the limited partners will be consummated or that the Partnership will not continue in its current form until the end of its stated term.

The Partnership owns interests in the following manufactured home communities at December 31, 1998:


                                                        Date
Name of Property                       Ownership %    Acquired              Location
-------------------------------------  -----------  -------------  ---------------------------
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

The overall occupancy of the ten communities owned by the Partnership at December 31, 1998 was approximately 93%. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy.

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

Item 2.  DESCRIPTION OF PROPERTIES
         -------------------------

The Partnership owns interests in ten properties at December 31, 1998. The Partnership operates the properties as manufactured home communities, renting space to manufactured home tenants on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. All of the properties are encumbered. It is the General Partners' opinion that the properties are in good condition and are adequately insured.



                                       Carefree Village            North Glen          Kings & Queens        The Hills
                                     --------------------      -------------------  --------------------  ----------------
                                            Tampa,                 Westfield,            Lakeland,           Richland,
Location                                   Florida                   Indiana              Florida            Washington
-------------------------------------------------------------------------------------------------------------------------
Percentage of Ownership                               56%                     100%                  100%              100%
Date Acquired                                       7/90                    10/91                  2/92             12/92
Acreage                                               58                       38                    19                52
Number of Spaces                                     406                      289                   107               223
Monthly Rents (1)                             $      263               $      215            $      205        $      210
Occupancy Level:
  December 31, 1998                                   87%                      99%                   98%               98%
Real Estate Taxes                             $  134,200               $   34,400            $   20,500        $   32,500
Federal Tax Basis (3)                         $2,804,200               $3,275,700            $  983,700        $2,322,400
Mortgage Information:
  Balance payable                             $3,479,800               $4,620,000                    (2)               (2)
  Interest rate                                     8.23%                    8.23%                   (2)               (2)
  Amortization period                                 --                       --                    (2)               (2)
  Maturity date                                     6/02                     6/02                    (2)               (2)
  Balance due at maturity                     $3,479,800               $4,620,000                    (2)               (2)

         --------------------------

                                                                                         Long Lake
                                                                   Garden Walk            Village
                                         Village Glen          -------------------  --------------------      Lucerne
                                     --------------------          Palm Beach            West Palm        ----------------
                                            Tampa,                  Gardens,               Beach,          Winter Haven,
Location                                   Florida                   Florida              Florida             Florida
-------------------------------------------------------------------------------------------------------------------------

Percentage of Ownership                              100%                      69%                   60%              100%
Date Acquired                                      10/95                     8/95                  6/95              6/95
Acreage                                               27                       71                    19                14
Number of Spaces                                     143                      484                   134               140
Monthly Rents (1)                             $      248               $      351            $      356        $      212
Occupancy Level:
  December 31, 1998                                   99%                      91%                   83%               98%
Real Estate Taxes                             $   34,400               $  162,800            $   39,500        $   27,800
Federal Tax Basis (3)                         $2,155,600               $5,997,800            $1,841,100        $1,673,800
Mortgage Information:
  Balance payable                             $1,500,000               $5,700,000            $1,600,000        $1,100,000
  Interest rate                                     8.82%                    8.23%                 8.23%             8.23%
  Amortization period                                 --                       --                    --                --
  Maturity date                                     8/02                     8/02                  6/02              6/02
  Balance due at maturity                     $1,500,000               $5,700,000            $1,600,000        $1,100,000




                                         Apache East               Denali Park
                                     --------------------      -------------------
                                           Phoenix,                 Phoenix,
Location                                   Arizona                   Arizona
---------------------------------------------------------------------------------
Percentage of Ownership                               26%                      26%
Date Acquired                                       2/97                     2/97
Acreage                                               16                       33
Number of Spaces                                     123                      162
Monthly Rents (1)                             $      220                 $    202
Occupancy Level:
  December 31, 1998                                   93%                      91%
Real Estate Taxes                             $   17,500                 $ 24,100
Federal Tax Basis (3)                         $  565,200                 $728,000
Mortgage Information:
  Balance payable                             $3,009,395                       (4)
  Interest rate                                     8.38%                      (4)
  Amortization period                           24 years                       (4)
  Maturity date                                     3/06                       (4)
  Balance due at maturity                     $2,583,200                       (4)

(1)  Average rental rates in effect on December 31, 1998.
(2)  Same mortgage note payable as North Glen.
(3) For income tax purposes, the properties and their components are depreciated using both straight-line and accelerated methods over useful lives ranging from 5 to 40 years.
(4)  Same mortgage note payable as Apache East.

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

                                    PART II
                                    -------

Item 5.  MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER
         --------------------------------------------------------------
         MATTERS
         -------

A public market for the Partnership's units does not exist and is not likely to develop. As of December 31, 1998, there were approximately 1,800 holders of record holding an aggregate of 154,578 units.

Cash distributions to limited partners paid since December 31, 1996 are as follows:

                                                                                   Per $1,000
Date Paid                                              Amount (1)                 Invested (2)
------------------------------------------------  ---------------------  ------------------------------
December 1997                                                  $99,600                           $6.25
November 1997                                                  $99,600                           $6.25
October 1997                                                   $98,700                           $6.19
September 1997                                                 $98,700                           $6.19
August 1997                                                    $98,700                           $6.19
July 1997                                                      $98,700                           $6.19
June 1997                                                      $98,700                           $6.19
May 1997                                                       $98,700                           $6.19
April 1997                                                     $98,700                           $6.19
March 1997                                                     $98,700                           $6.19
February 1997                                                  $98,700                           $6.19
January 1997                                                   $98,700                           $6.19
------------------------------------------------------------------------------------------------------

December 1998                                                  $97,000                           $6.09
November 1998                                                  $97,000                           $6.09
October 1998                                                   $97,000                           $6.09
September 1998                                                 $97,700                           $6.09
August 1998                                                    $97,900                           $6.14
July 1998                                                      $97,900                           $6.14
June 1998                                                      $97,900                           $6.14
May 1998                                                       $97,900                           $6.14
April 1998                                                     $97,900                           $6.14
March 1998                                                     $97,900                           $6.14
February 1998                                                  $97,900                           $6.14
January 1998                                                   $97,900                           $6.14

(1)  Amounts exclude General Partner participation.
(2)  Computed based on $15,933,200 original investment.

Cash distributions paid to the General Partners since December 31, 1996 were $23,800.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

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

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of cash during the years ended December 31, 1998 and 1997 were from the operations of its investment properties and cash distributions from joint ventures and limited partnerships. The Partnership's primary uses of cash during the same period were for the purchases of interests in investment properties, debt service and cash distributions to partners.

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

All of the Partnership's loans, except the Village Glen loan, are payable in monthly interest only installments bearing interest at 90 day LIBOR plus 2.95% (8.23% at December 31, 1998) and are due in 2002. The Partnership and the affiliated entities are jointly and severally liable for the full amounts of the loans obtained jointly.

At December 31, 1998, the Partnership's total mortgage debt, including its proportionate share of joint venture debt, was $14,852,100, consisting of $1,500,000 of fixed rate debt and $13,352,100 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.2% and 8.9%, respectively, at December 31, 1998.

The future sources of cash for the Partnership will be provided from property operations, cash reserves and ultimately from the sale of property. The future uses of cash will be for Partnership administration, capital expenditures, cash distributions to partners and debt service. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.

Results of Operations
---------------------

The Partnership realized net income of $309,500 and $197,800 for the years ended December 31, 1998 and 1997, respectively. Net income per limited partnership unit was $1.97 in 1998 compared to $1.24 in 1997.

Equity in earnings of joint ventures represents the Partnership's share of the net income of the Carefree Village, the Long Lake Village, Garden Walk, Apache East and Denali Park communities. Equity in earnings of joint ventures decreased from $156,300 in 1997 to $145,300 in 1998. The overall occupancy of the Partnership's five joint venture properties increased from 84% at December 31, 1997 to 89% in 1998.

Interest income decreased from $40,400 in 1997 to $14,300 in 1998 due mainly to lower cash balances maintained by the Partnership.

Property operating and maintenance expense remained relatively stable increasing slightly from $1,105,600 in 1997 to $1,111,000 in 1998.

Interest expense decreased from $693,700 in 1997 to $661,800 in 1998 primarily due to the payoff of $200,000 of notes in February 1998.

General and administrative expenses remained relatively constant for the year ended 1997 to the same period in 1998.

All of the leases or terms of tenants' occupancies at the properties allow for at least annual rental adjustments. In addition, all of the lease are month-to-month and enable the Partnership to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Partnership of any adverse effect of inflation.

Year 2000 Compliance

The general partners have assessed the impact of the Year 2000 Issue on its reporting systems and operations. The Year 2000 Issue exists because many computer systems and applications abbreviate dates by eliminating the first two digits of the year, assuming that these two digits are always "19". As a result, date-sensitive computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. Unless corrected, the potential exists for computer system failures or incorrect processing of financial and operational information, which could disrupt operations.

Substantially all of the computer systems and applications and operating systems in use by the Windsor Corporation and the properties have been, or are in the process of being upgraded and modified. The Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable Year 2000 Issues as they might affect the computer systems and applications located in the Partnership's offices and properties. The Partnership anticipates that implementation of solutions to any Year 2000 Issue which it may discover will require the expenditure of sums which the Partnership does not expect to be material.

The Partnership is exposed to the risk that one or more of its vendors or service providers may experience Year 2000 problems which impact the ability of such vendor or service provider to provide goods and services. Due to the availability of alternative suppliers, this is not considered as significant a risk with respect to the suppliers of goods. The disruption of certain services, however, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Partnership's operations. To date, the Partnership is not aware of any vendor or service provider Year 2000 issue that management believes would have a material adverse impact on the Partnership's operations. The Partnership, however, has no means of ensuring that its vendors or service providers will be Year 2000 ready. The inability of vendors or service providers to complete the Year 2000 resolution process in a timely fashion could have an adverse impact on the Partnership, and the effect of non-compliance by vendors or service providers is not determinable at this time. Residents who pay rent to the Partnership do not pose Year 2000 problems for the Partnership given the type and nature of the Partnership's properties and residents.

Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from Year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Partnership. The likelihood and effect of such disruptions is not determinable at this time.

The Partnership expects to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the Year 2000 Issue will materially impact the financial condition or operations of the Partnership.

Item 7.    FINANCIAL STATEMENTS
           --------------------

The following financial statements are filed as a part of this report:
                                                Page
                                                ----

Report of Independent Accountants                 12

Balance Sheet as of December 31, 1998             13

Statements of Operations for the years ended
 December 31, 1998 and 1997                       14

Statements of Partners' Equity for the years
 ended December 31, 1998 and 1997                 15

Statements of Cash Flows for the years ended
 December 31, 1998 and 1997                       16

Notes to Financial Statements                     17

REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of Windsor Park Properties 7,
A California Limited Partnership

In our opinion, the accompanying balance sheet and the related statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of Windsor Park Properties 7, a California Limited Partnership (the "Partnership") at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Denver, Colorado
March 19, 1999

                                              WINDSOR PARK PROPERTIES 7
                                              -------------------------
                                         (A California Limited Partnership)
                                                    BALANCE SHEET
                                                    -------------



                                                                                            December 31, 1998
                                                                                      ------------------------------
ASSETS
------

Property held for investment, net                                                          $              10,807,400
Investments in joint ventures and limited partnerships                                                     4,756,300
Cash and cash equivalents                                                                                    183,600
Deferred financing costs, net                                                                                153,500
Other assets                                                                                                  42,800
                                                                                      ------------------------------

Total Assets                                                                               $              15,943,600
                                                                                      ==============================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage notes payable                                                                   $               7,220,000
  Accounts payable                                                                                             1,600
  Accrued expenses                                                                                           221,400
  Due to general partners and affiliates                                                                      27,800
  Tenant deposits and other liabilities                                                                       46,300
                                                                                      ------------------------------

Total Liabilities                                                                                          7,517,100
                                                                                      ------------------------------

Commitments and contingencies (Note 8)                                                                            --

Partners' Equity:
  Limited partners                                                                                         8,475,500
  General partners                                                                                           (49,000)
                                                                                      ------------------------------

Total Partners' Equity                                                                                     8,426,500
                                                                                      ------------------------------

Total Liabilities and Partners' Equity                                                     $              15,943,600
                                                                                      ==============================



                 See accompanying notes to financial statements

                                        WINDSOR PARK PROPERTIES 7
                                        -------------------------
                                   (A California Limited Partnership)
                                        STATEMENTS OF OPERATIONS
                                        ------------------------


                                                                 For The Year Ended December 31,
                                                      ---------------------------------------------------
                                                                1998                      1997
                                                      ------------------------    -----------------------
REVENUES
--------
Rent and utilities                                         $         2,611,500        $         2,475,500
Equity in earnings of joint ventures and limited
 partnerships                                                          145,300                    156,300

Interest                                                                14,300                     40,400
Other                                                                   29,400                     32,300
                                                      ------------------------    -----------------------

                                                                     2,800,500                  2,704,500
                                                      ------------------------    -----------------------


COSTS AND EXPENSES
------------------

Property operating                                                   1,111,000                  1,105,600
Interest                                                               661,800                    693,700
Depreciation                                                           610,000                    601,000
General and administrative:
  Related parties                                                       42,900                     70,000
  Other                                                                 65,300                     36,400
                                                      ------------------------    -----------------------

                                                                     2,491,000                  2,506,700
                                                      ------------------------    -----------------------

Net income                                                 $           309,500        $           197,800
                                                      ========================    =======================

Net income - general partners                              $             3,100        $             2,000
                                                      ========================    =======================

Net income - limited partners                              $           306,400        $           195,800
                                                      ========================    =======================

Basic and diluted earnings per limited partnership         $              1.97        $              1.24
 unit                                                 ========================    =======================




                 See accompanying notes to financial statements

                                               WINDSOR PARK PROPERTIES 7
                                           (A California Limited Partnership)
                                             STATEMENTS OF PARTNERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                              General  Partners                Limited Partners                 Total
                                         ---------------------------     ---------------------------     ------------------------

Balance at December 31, 1996             $         (30,300)              $      10,602,500                 $      10,572,200

Cash distributions                                 (11,900)                     (1,186,200)                       (1,198,100)

Net income                                           2,000                         195,800                           197,800

Repurchase of limited
 partnership                                             -                         (93,400)                          (93,400)
  units
                                         -----------------               -----------------                 -----------------

Balance at December 31, 1997                       (40,200)                      9,518,700                         9,478,500

Cash distributions                                 (11,900)                     (1,171,900)                       (1,183,800)

Net income                                           3,100                         306,400                           309,500

Repurchase of limited
 partnership
  units                                                  -                        (177,700)                        (177,700)
                                         -----------------               -----------------                 -----------------

Balance at December 31, 1998             $         (49,000)              $       8,475,500                 $       8,426,500
                                         =================               =================                 =================



                 See accompanying notes to financial statements

                                           WINDSOR PARK PROPERTIES 7
                                      (A California Limited Partnership)
                                           STATEMENTS OF CASH FLOWS

                                                                     For The Year Ended December 31,
                                                          ----------------------------------------------------
                                                                   1998                         1997
                                                          ------------------------    ------------------------
Cash flows from operating activities:
 Net income                                                 $              309,500        $            197,800
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation                                                        610,000                     601,000
       Equity in earnings of joint ventures and                           (145,300)                   (156,300)
        limited partnerships
       Joint ventures and limited partnerships' cash                       145,300                     156,300
        distributions
       Gain on sale of property held for
        investment and other assets                                             --                      (2,900)
       Amortization of deferred financing costs                             42,500                      42,400

Changes in operating assets and liabilities:
  Decrease in other assets                                                  16,400                      17,200
  Decrease in accounts payable                                             (23,100)                     (1,500)
  (Decrease) increase in due to general partners and                       (70,900)                     98,700
   affiliates
  Increase (decrease) in accrued expenses                                  161,400                     (58,400)
  Decrease in tenant deposits and other liabilities                        (68,900)                    (10,500)
                                                          ------------------------    ------------------------

Net cash provided by operating activities                                  976,900                     883,800
                                                          ------------------------    ------------------------

Cash flows from investing activities:
  Increase in property held for investment                                (158,000)                   (172,700)
  Joint ventures and limited partnerships' cash                            501,700                     283,400
   distributions
  Proceeds from sale of property  and other assets                              --                      28,200
  Note receivable payments from general partners                                --                     653,300
  Investments in joint ventures and limited partnerships                   (54,200)                   (116,900)
                                                          ------------------------    ------------------------

Net cash provided by investing activities                                  289,500                     675,300
                                                          ------------------------    ------------------------

Cash flow from financing activities:
   Cash distributions                                                   (1,183,800)                 (1,198,100)
   Repurchase of limited partnership units                                (177,700)                    (93,400)
   Payment of mortgage note payable                                       (200,000)                   (300,000)
                                                          ------------------------    ------------------------

Net cash used in financing activities                                   (1,561,500)                 (1,591,500)
                                                          ------------------------    ------------------------

Net decrease in cash and cash equivalents                                 (295,100)                    (32,400)

Cash and cash equivalents at beginning of year                             478,700                     511,100
                                                          ------------------------    ------------------------

Cash and cash equivalents at end of year                    $              183,600        $            478,700
                                                          ========================    ========================

                 See accompanying notes to financial statements

                           WINDSOR PARK PROPERTIES 7
                       (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1.  THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ----------------------------------------------------------------

The Partnership
---------------

Windsor Park Properties 7, a California Limited Partnership (the "Partnership"), was formed in June 1989 for the purpose of acquiring and holding existing manufactured home communities for investment. The general partners of the Partnership are The Windsor Corporation ("TWC"), a California corporation, and John A. Coseo, Jr. In September 1997, Chateau Communities, Inc. ("Chateau"), a publicly held real estate investment trust, purchased 100% of the shares of TWC.

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

Property Held for Investment
----------------------------

Property held for investment is carried at cost unless facts and circumstances indicate that the carrying value of the property may be impaired. Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual property to its carrying value. If such cash flows are less than the property's carrying value, the carrying value of the project is written down to its estimated fair value. No such writedowns were recorded for the years ended December 31, 1998 or 1997.

Property held for investment is depreciated over various estimated useful lives (building and improvements - 5 to 20 years; fixtures and equipment - 3 to 5 years) using the straight-line method. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in net income. Repairs and maintenance are charged to operations as incurred.

Investments In Joint Ventures and Limited Partnerships
------------------------------------------------------

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

Basic and Diluted Earnings per Limited Partnership Unit
--------------------------------------------------------

Basic and diluted earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the year and the net income allocated, which is the same as income available, to the limited partners. Basic and diluted earnings per limited partnership unit are the same, as the Partnership has no dilutive securities. The weighted average number of limited partnership units outstanding during the years ended December 31, 1998 and 1997 was 155,873 and 157,469 respectively.

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

Revenue Recognition
-------------------

Rental income is recognized when earned and due from residents. The leases entered into by residents for the rental of a site are generally for terms not longer than one year and renewable upon the consent of both parties or, in some instances, as provided by statute.

NOTE 2.  PARTNERSHIP AGREEMENT
         ---------------------

In accordance with the partnership agreement, the maximum liability of the Limited Partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1998 and 1997 was 154,578 and 156,641, respectively, which represented capital contributions of $15,457,800 and $15,664,100, respectively. During the years ended December 31, 1998 and 1997, the Partnership repurchased 2,063 and 1,224 units, respectively, for $177,700 and $93,400, respectively. The general partners owned 91 units at both December 31, 1998 and 1997.

The general partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage
-----------------

The profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the Limited Partners and 1% to the General Partners. During the years ended December 31, 1998 and 1997, the General Partners received cash distributions from operations of $11,900.

TWC receives a management fee which is based on a percent of actual gross receipts collected from the operations of the properties. TWC receives 2.5% each for Lucerne and Village Glen communities. For the years ended December 31, 1998 and 1997, the amounts paid to TWC were $19,700 and $18,700, respectively.

The Partnership reimburses TWC for certain direct expenses, and employee, executive and administrative time which are incurred on the Partnership's behalf. The Partnership was charged $42,900 and $82,000 for such costs during the years ended December 31, 1998 and 1997, respectively. These costs are included in property operating and general and administrative expenses in the accompanying statements of operations. As of December 31, 1998, the Partnership owed TWC $27,800.

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

NOTE 3.  PROPERTY HELD FOR INVESTMENT
         ----------------------------

Property held for investment consists of five manufactured home communities summarized as follows:

Name of Property                        Date Acquired                     Location
----------------                        -------------                     --------
North Glen                              October 4, 1991                   Westfield, Indiana
Kings & Queens                          February 4, 1992                  Lakeland, Florida
The Hills                               December 24, 1992                 Richland, Washington
Lucerne                                 June 23, 1995                     Winter Haven, Florida
Village Glen                            October 3, 1995                   Melbourne, Florida

                                                                          December 31, 1998
                                                                    ---------------------------

Land                                                                  $               2,735,100
Buildings and improvements                                                           10,993,000
Fixtures and equipment                                                                  199,700
                                                                    ---------------------------

                                                                                     13,927,800
Less accumulated depreciation                                                        (3,120,400)
                                                                    ---------------------------

                                                                      $              10,807,400
                                                                    ===========================


NOTE 4.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities summarized as follows:


                                        Ownership
Name of Property                       Percentage            Date Acquired                    Location
---------------------------------  -------------------  ------------------------  ---------------------------------
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

The combined condensed financial position and results of operations of the joint ventures and limited partnerships are as follows (unaudited):


Financial Position                                                          December 31, 1998
-------------------------------------------------------------------------- ---------------------------
Property held for investment, net                                              $            22,152,900
Cash                                                                                            71,100
Other assets                                                                                   565,700
                                                                          ----------------------------

    Total assets                                                               $            22,789,700
                                                                          ============================


Mortgage notes payable                                                         $            13,789,200
Accounts payable                                                                                 8,900
Other liabilities                                                                              244,200
                                                                          ----------------------------

    Total liabilities                                                                       14,042,300

Partners' equity                                                                             8,747,400
                                                                          ----------------------------

Total liabilities and partners' equity                                         $            22,789,700
                                                                          ============================

                                                                For the Year Ended December 31
                                                    -------------------------------------------------------
                                                                1998                          1997
                                                    ----------------------------    -----------------------
Results of Operations
---------------------

Property revenues                                        $             4,391,900        $         4,163,400
                                                    ----------------------------    -----------------------

Expenses:
  Property operating                                                   2,248,600                  2,101,500
  Interest                                                             1,270,900                  1,200,700
  Depreciation                                                           777,300                    715,900
                                                    ----------------------------    -----------------------

                                                                       4,296,800                  4,018,100
                                                    ----------------------------    -----------------------

Net income                                               $                95,100        $           145,300
                                                    ============================    =======================

NOTE 5.  MORTGAGE NOTES PAYABLE
         ----------------------

Mortgage notes payable consist of the following at December 31, 1998:

Notes payable, collateralized by property held for investment, payable in monthly interest only installments bearing interest at 90-day LIBOR plus 2.95% (8.23% at December 31, 1998),
due in 2002                                                                                $             5,720,000

Note payable, collateralized by property held for investment, payable in monthly interest only installments bearing interest
at a fixed rate of 8.82%, due in 2002                                                                    1,500,000
                                                                                         -------------------------

                                                                                           $             7,220,000
                                                                                         =========================

NOTE 6.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the limited partners for the years ended December 31, 1998 and 1997 follows:

                                               1998                                                       1997
                        ----------------------------------------------------      -------------------------------------------------

                                                               Per                                                         Per
                                Amount                         Unit                                 Amount                 Unit
                                ------                         ----                                 ------                 ----

Net income
 - Limited Partners        $    306,400                 $       1.97              $                 195,800            $      1.24
Return of capital               865,500                         5.55                                990,400                   6.29
                        ----------------------------      ------------------      ----------------------------      ---------------

Total distributions        $  1,171,900                   $     7.52              $               1,186,200            $      7.53
                        ============================      ==================      ============================      ===============


NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

The carrying amounts of cash equivalents, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of the financial instruments. The General Partners believe the carrying value of the mortgage notes payable approximates fair value based upon interest rates available for the issuance of debt with similar terms and maturities.

NOTE 8.  CONTINGENCIES
         -------------

The Partnership, as an owner of real estate, is subject to various environmental laws. Compliance by the Partnership with existing laws has not had a material effect on the results of operations, financial condition or cash flows of the Partnership, nor does management believe it will have a material impact in the future.

The Partnership is jointly and severally liable for $13,789,200 of debt issued by affiliated entities in which it has a joint venture or limited partnership investment.

NOTE 9.  RELATED PARTY TRANSACTIONS
         -------------------------

Chateau and/or its predecessor have been providing property management services to the Partnership since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $112,300 and $111,300 for the years ended December 31, 1998 and 1997, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Partnership and then reimbursed by the Partnership. These amounts were $278,400 and $263,900 for the years ended December 31, 1998 and 1997, respectively.

NOTE 10.  SUPPLEMENTAL CASH FLOW INFORMATION
          ----------------------------------

                                                                                  1998                        1997
                                                                                  ----                        ----
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest (none capitalized)                                           $          612,000            $      653,200
                                                                    ========================      ====================

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

There were no disagreements over accounting or financial disclosure with the independent accountants for the Partnership.


                                    PART III
                                    --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         --------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

The general partners of the Partnership are The Windsor Corporation, and John A. Coseo, Jr.

In July 1994, The Windsor Corporation merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to The Windsor Corporation, hereafter, ("The Windsor Corporation").

These entities were incorporated in 1977 and 1992, respectively, to engage in the real estate syndication business. Historically, they have concentrated solely on the acquisition, management, and sale of fully-developed manufactured home communities through the investment programs which they sponsor.

The executive officers of The Windsor Corporation do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary.
Substantial amounts of these officers' time is spent on matters unrelated to the Partnership.

The names, ages, and nature of the positions held by the directors and executive officers of The Windsor Corporation follow:

                   Name                            Age                                Office
------------------------------------------    -----------    ------------------------------------------------------
Steven G. Waite                                        44      President and Director
Gary P. McDaniel                                       53      Director
C.G. Kellogg                                           55      Director


A brief background of the general partners, directors and certain executive officers of The Windsor Corporation follows.

Steven G. Waite (44) joined The Windsor Corporation in August 1997 as President. Since 1991, until his involvement with Windsor, Mr. Waite served as Vice President/General Manager of the Communities Division at Clayton Homes. He was responsible for the original start up of this division, and subsequently built it into a successful and profitable area of Clayton Homes, expanding from eight communities to 67 communities. In addition, Mr. Waite has over eight years of experience in the manufactured home community-lending arena. He earned a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration from the University of Alabama. Mr. Waite is active in the Manufactured Housing Institute.

Gary P. McDaniel (53), a director of The Windsor Corporation has been Chief Executive Officer and a director of Chateau Communities, Inc. ("Chateau") since February 1997. He served as the Chairman of the Board, President and Chief Executive Officer for ROC Communities, Inc., which was merged with Chateau in 1997. Since 1993 he has been an executive and shareholder of ROC and its predecessors since 1979, and has been active in the manufactured home industry since 1972. Mr. McDaniel is also a Trustee of N'Tandem Trust which is advised by The Windsor Corporation. Mr. McDaniel has been active in several state and national manufactured home associations, including associations in Florida and Colorado. In 1996, he was named "Industry Person of the Year" by the National Manufactured Housing Industry Association. Mr. McDaniel is on the Board of Directors of the Manufactured Housing Institute. He is a graduate of the University of Wyoming and served as a Captain in the United States Air Force.

C.G. ("Jeff") Kellogg (55) has been President and a director of Chateau since its inception and was Chief Executive Officer of Chateau from its inception to February 1997. For the five years preceding the formation of Chateau, Mr. Kellogg was President and Chief Operating Officer of Chateau Estates. He is extremely active in local and national industry associations, often in leadership positions. Mr. Kellogg is a past President of the Michigan Manufactured Housing Association and served on the Manufactured Housing Institute's Community Operations Committee. He is a graduate of Michigan Technological University with a B.S. in Civil Engineering.

John A. Coseo, Jr. (59), the other general partner of the Partnership was the founder of The Windsor Corporation in 1977 and has been actively involved in all facets of the manufactured housing business since that time. Mr. Coseo resigned from his positions as a director and executive officer of The Windsor Corporation in 1997. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 56 manufactured home communities throughout the United States. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934.

Item 10.    EXECUTIVE COMPENSATION
            ----------------------

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to John A. Coseo, Jr. and the directors or executive officers of The Windsor Corporation. Refer to Item 12 (Certain Relationships and Related Transactions) for cash distributions and expense reimbursements paid to The Windsor Corporation by the Partnership.


Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

     No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partnership units.

(b)  Security Ownership of Management

     The following table presents certain information regarding the number of Units owned, directly or indirectly, by (i) each General Partner and (ii) all General Partners as a group as of December 31, 1998


                                                  Amount and Nature of    Percent of Class
Title of Class             Beneficial Owner       Beneficial Ownership
-----------------------------------------------------------------------------------------

Units of Limited        John A. Coseo, Jr.,
  Partnership Interest  a General Partner                             91             .059%
                                                                      --             ----
Units of Limited        All General Partners
  Partnership Interest  as a group                                    91             .059%
                                                                      ==             ====

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

The following table reflects all compensation accrued or paid to the General Partners during the years ended December 31, 1998 and 1997.


Form of Compensation and Entity Receiving                                     1998                         1997
---------------------------------------------------------------------- --------------------         --------------------
Expense reimbursement - The Windsor Corporation                           $          42,900             $         82,000
Property management fee - The Windsor Corporation                         $          19,700             $         18,700
Cash distributions - The Windsor Corporation                              $          11,900             $         11,900

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

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 1999.


               WINDSOR PARK PROPERTIES 7
               A California Limited Partnership
               By:  THE WINDSOR CORPORATION

                 By:   /s/  Steven G. Waite
                    ----------------------------------
                   STEVEN G. WAITE
                   President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title                                    Date
---------                        -----                                    ----


  /s/ Steven G. Waite            President of The Windsor Corporation,    March 31, 1999
-------------------------------  a  general partner
  STEVEN G. WAITE



/s/Gary P. McDaniel              Director of The Windsor Corporation, a   March 31, 1999
-------------------------------  general partner
GARY P. MCDANIEL



/s/C.G. Kellogg                  Director of The Windsor Corporation, a   March 31, 1999
-------------------------------  general partner
C.G. KELLOGG



/s/John A. Coseo, Jr.            General Partner                          March 31, 1999
-------------------------------
JOHN A. COSEO, JR.