Form 10QSB
period 1999-03-31
WINDSOR PARK PROPERTIES 7
filed 1999-05-07
CIK 853634

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


    For the quarterly period ended      March 31, 1999
                                   --------------------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



    For the transition period from _________________ to _________________


    Commission file number   000-21722
                           ----------------------------------------------


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



           6160 So. Syracuse Way, Greenwood Village, Colorado 80111
           --------------------------------------------------------
                   (Address of principal executive offices)



                                (303) 741-3707
           --------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (X)     No  (_)
     ---         ---

Transitional small business disclosure format (check one): Yes [_]  No [X]

                                 TABLE OF CONTENTS

                                 PART I
                                 ------


                                                                        Page
                                                                        ----

Item 1.     Financial Statements                                           2

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            7


                                 PART II
                                 -------

Item 6.     Exhibits and Reports on Form 8-K                              10

            SIGNATURE                                                     11

                                     PART I
                                     ------

Certain matters discussed under the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-QSB may constitute forward-looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 7, a California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.    Financial Statements
-------

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)


                                                                                                         March 31, 1999
                                                                                              -----------------------------------
ASSETS
------
Property held for investment:
  Land                                                                                          $                       2,735,100
  Buildings and improvements                                                                                           11,014,500
  Fixtures and equipment                                                                                                  200,700
                                                                                              -----------------------------------
                                                                                                                       13,950,300
Less accumulated depreciation                                                                                          (3,273,800)
                                                                                              -----------------------------------
                                                                                                                       10,676,500

Investments in joint ventures and limited partnerships                                                                  4,700,200
Cash and cash equivalents                                                                                                 288,900
Deferred financing costs                                                                                                  142,900
Other assets                                                                                                               71,200
                                                                                              -----------------------------------

                                                                                                $                      15,879,700
                                                                                              ===================================


LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Liabilities:
  Mortgage notes payable                                                                        $                       7,220,000
  Accrued expenses                                                                                                        265,000
  Tenant deposits and other liabilities                                                                                    46,400
  Due to General Partners and affiliates                                                                                   71,900
                                                                                              -----------------------------------

                                                                                                                        7,603,300
                                                                                              -----------------------------------


Partners' equity:
  Limited partners                                                                                                      8,326,900
  General partners                                                                                                        (50,500)
                                                                                              -----------------------------------
                                                                                                                        8,276,400
                                                                                              -----------------------------------

                                                                                                $                      15,879,700
                                                                                              ===================================



                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)


                                                                 Three Months Ended March 31,
                                                    -----------------------------------------------------

                                                              1999                        1998
                                                    -------------------------    ------------------------
REVENUES
--------
Rent and utilities                                     $              678,100      $              637,200
Equity in earnings of joint ventures and limited
 partnerships                                                          67,400                      32,400
Interest                                                                  400                       7,400
Other                                                                   5,700                       8,300
                                                    -------------------------    ------------------------

                                                                      751,600                     685,300
                                                    -------------------------    ------------------------

COSTS AND EXPENSES
------------------
Property operating                                                    269,400                     265,500
Interest                                                              158,900                     171,900
Depreciation and amortization                                         153,500                     150,800
General and administrative:
  Related parties                                                       8,900                      10,800
  Other                                                                13,500                      20,900
                                                    -------------------------    ------------------------

                                                                      604,200                     619,900
                                                    -------------------------    ------------------------

Net income                                             $              147,400      $               65,400
                                                    =========================    ========================

Net income - general partners                          $                1,500      $                  700
                                                    =========================    ========================

Net income - limited partners                          $              145,900      $               64,700
                                                    =========================    ========================

Basic and Dilutive earnings per limited partnership
 unit                                                  $                 0.94      $                 0.41
                                                    =========================    ========================



                 See accompanying notes to financial statements

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                Three Months Ended March 31,
                                                    ------------------------------------------------------
                                                              1999                         1998
                                                    ------------------------      ------------------------
Cash flows from operating activities:
  Net income                                           $             147,400        $               65,400
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                    153,500                       150,800
    Equity in earnings of joint ventures and
     limited partnerships                                            (67,400)                      (32,400)
    Joint ventures' and limited partnerships cash
     distributions                                                    67,400                        32,400
    Amortization of deferred financing costs                          10,600                        10,600

    Changes in operating assets and liabilities:
      Other assets                                                   (28,400)                      (33,300)
      Accounts payable                                                (1,600)                      (19,000)
      Accrued expenses                                                43,600                        53,900
      Due to General Partners and affiliates                          44,100                        (8,900)
      Tenant deposits and other liabilities                              100                       (70,500)
                                                    ------------------------      ------------------------
Net cash provided by operating activities                            369,300                       149,000
                                                    ------------------------      ------------------------

Cash flows from investing activities:
  Joint ventures' and limited partnerships cash
   distributions                                                      56,100                       127,100
  Increase in property held for investment                           (22,600)                      (20,700)
  Investment in joint venture and limited
   partnerships                                                            0                           100
                                                    ------------------------      ------------------------

  Net cash provided by investing activities                           33,500                       106,500
                                                    ------------------------      ------------------------

Cash flows from financing activities:
  Distributions                                                     (293,100)                     (227,200)
  Repayment of mortgage note payable                                       0                      (200,000)
  Repurchase of limited partnership units                             (4,400)                            0
                                                    ------------------------      ------------------------

Net cash used in (provided by) financing activities                 (297,500)                      427,200
                                                    ------------------------      ------------------------

Net (decrease) increase in cash and cash equivalents                 105,300                      (171,700)

Cash and cash equivalents at beginning  of period                    183,600                       478,700
                                                    ------------------------      ------------------------

Cash and cash equivalents at end of period             $             288,900        $              307,000
                                                    ========================      ========================



                 See accompanying notes to financial statements

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP
         ---------------

Windsor Park Properties 7, A California Limited Partnership (the "Partnership"), was formed in June 1989 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation ("TWC"), a California corporation, and John A. Coseo, Jr. In September 1998, Chateau Communities, Inc., a publicly held real estate investment trust ("Chateau"), purchased 100% of the shares of The Windsor Corporation.

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

The Partnership was organized in March 1990 and, thus, many of our current limited partners have held an investment in the Partnership for more than 8 years. The general partners believe that many of the limited partners would like to have the opportunity to achieve liquidity in their investment in the Partnership. Accordingly, the general partners are currently exploring possible strategic alternatives for the Partnership with a view towards providing limited partners with the opportunity to achieve liquidity in their investment. There can, however, be no assurances that any proposal determined by the general partners to be in the best interests of the limited partners will be consummated or that the Partnership will not continue in its current form until the end of its stated term.

NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 1999 and the related statements of operations for the three months ended March 31, 1999 and 1998 and the statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited. However, in the opinion of the general partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1998.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities at March 31, 1999. The combined condensed results of operations of the joint venture and limited partnership properties for the three months ended March 31, 1999 and 1998 are as follows:

                                                  1999                       1998
   Total revenues                      $             1,133,700     $            1,097,100

   Expenses:
   Property operating                                  557,300                    548,600
   Interest                                            297,100                    340,000
   Depreciation                                        193,700                    187,200
   General and administrative                            2,100                      2,100
                                        ----------------------      ---------------------

                                                     1,050,200                  1,077,900
                                        ----------------------      ---------------------
   Net income                          $                83,500     $               19,200
                                        ======================      =====================


NOTE 4.  BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT
         --------------------------------------------------------

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 1999 and 1998 was 154,578 and 156,595 respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to limited partners for the three months ended March 31, 1999 and 1998 follows:

                                             1999                                       1998
                            --------------------------------------     --------------------------------------
                                                              Per                                        Per
                                          Amount              Unit                   Amount              Unit
                                          ------              ----                   ------              ----
Net income
  - limited partners           $         145,900          $    .94        $          64,700          $   0.41
Return of capital                        144,200               .94                  233,800              1.50
                            --------------------     -------------     --------------------     -------------

                               $         290,100          $   1.88        $         298,500          $   1.91
                            ====================     =============     ====================     =============

Item 2.
-------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Three months ended March 31, 1999 as compared to three months ended March 31,
-----------------------------------------------------------------------------
1998
----

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Form 10-QSB.

Results of Operations
---------------------

The Partnership realized net income of $147,400 and $65,400 for the three months ended March 31, 1999 and 1998, respectively. Net income per limited partnership unit was $0.94 in 1999 compared to $0.41 in 1998.

Rent and utilities revenues increased from $637,200 in 1998 to $678,100 in 1999 due to rental increases recognized at the communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five joint venture and limited partnership properties. Equity in earnings of joint ventures and limited partnerships increased from $32,400 in 1998 to $67,400 in 1999, primarily due to rental increases at the Carefree and Garden Walk communities.

Interest income decreased from $7,400 in 1998 to $400 in 1999 due to lower cash balances maintained by the Partnership.

Property operating expenses remained relatively constant at $269,400 in 1999 compared to $265,500 in 1998.

Interest expense decreased from $171,900 in 1998 to $158,900 in 1999 due to lower interest rates.

General and administrative expenses decreased from $31,700 in 1998 to $22,400 in 1999 due mainly to lower mailing expenses.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of cash during the three months ended March 31, 1999 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for cash distributions to partners, and the repayment of a mortgage note payable.

No further investment property acquisitions are planned by the General Partners.

At March 31, 1999 the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $14,841,400, consisting of $1,500,000 of fixed rate debt and $13,341,400 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.8% and 7.95%, respectively at March 31, 1999.

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

Inflation
---------

All of the leases or terms of tenants' occupancies at the properties allow for at least annual rental adjustments. In addition, all of the leases are month-to-month and enable the Partnership to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Partnership of any adverse effect of inflation.

Year 2000 Compliance
--------------------

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

Substantially all of the computer systems and applications and operating systems in use in use by the Windsor Corporation and the properties have been, or are in the process of being upgraded and modified. The Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable year 2000 issues as they might affect the computer systems and applications located in the Partnership's offices and properties. The Partnership anticipates that implementation of solutions to any year 2000 issue which it may discover will require the expenditure of sums which the Partnership does not expect to be material.

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

PART II
-------


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a)  Exhibits and Index of Exhibits

             (3) Certificate and Agreement of Limited Partnership filed as Exhibit A to Registration Statement No. 33-23183 and incorporated herein by reference.

             (27) Financial Data Schedule

         b)  Reports on Form 8-K

             None

                                   SIGNATURE



In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                WINDSOR PARK PROPERTIES 7,
                                A California Limited Partnership


                                By: The Windsor Corporation, its general partner



                                By  /s/ Steven G. Waite
                                  ---------------------------------
                                  STEVEN G. WAITE
                                  President


Date: May 7, 1999