Form 10QSB
period 1999-06-30
WINDSOR PARK PROPERTIES 7
filed 1999-08-12
CIK 853634

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549


                                  FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999
                                                -------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



  For the transition period from _______________ to _______________


  Commission file number   000-21722
                         ------------------------------------------



          WINDSOR PARK PROPERTIES 7, A CALIFORNIA LIMITED PARTNERSHIP
   ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          California                                      33-0363181
   ------------------------                        ------------------------
   (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                    Identification No.)



           6160 So. Syracuse Way, Greenwood Village, Colorado  80111
   ------------------------------------------------------------------------
                   (Address of principal executive offices)



                                (303) 741-3707
   ------------------------------------------------------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]        No  [_]


Transitional small business disclosure format (check one): Yes [_]  No [X]

================================================================================

                               TABLE OF CONTENTS


                                    PART I
                                    ------


                                                                         Page
                                                                         ----

Item 1.  Financial Statements                                               2

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8


                                    PART II
                                    -------

Item 6.  Exhibits and Reports on Form 8-K                                  11

         SIGNATURE                                                         12

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

Item 1.  Financial Statements
-------

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)


                                                              June 30, 1999
                                                              -------------
ASSETS
------

Property held for investment:
  Land                                                           $ 2,735,100
  Buildings and improvements                                      11,027,300
  Fixtures and equipment                                             209,000
                                                                 -----------
                                                                  13,971,400
Less accumulated depreciation                                     (3,429,100)
                                                                 -----------
                                                                  10,542,300

Investments in joint ventures and limited partnerships             4,625,300
Cash and cash equivalents                                            260,400
Deferred financing costs                                             132,300
Other assets                                                          77,700
                                                                 -----------
                                                                 $15,638,000
                                                                 ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage notes payable                                         $ 7,220,000
  Accrued expenses                                                   277,700
  Tenant deposits and other liabilities                               47,200
  Due to General Partners and affiliates                              43,300
                                                                 -----------
                                                                   7,588,200
                                                                 -----------
Partners' equity:
  Limited partners                                                 8,102,200
  General partners                                                   (52,400)
                                                                 -----------
                                                                   8,049,800
                                                                 -----------
                                                                 $15,638,000
                                                                 ===========


                See accompanying notes to financial statements

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                                    Three Months Ended June 30,
                                                                   ----------------------------
                                                                     1999               1998
                                                                   ---------          ---------
REVENUES
--------
Rent and utilities                                                 $ 682,700          $ 648,500
Equity in earnings of joint ventures and limited partnerships         49,600             23,900
Interest                                                                 400              3,200
Other                                                                  8,300              6,400
                                                                   ---------          ---------
                                                                     741,000            682,000
                                                                   ---------          ---------

COSTS AND EXPENSES
------------------
Property operating                                                   293,500            283,800
Interest                                                             157,500            162,200
Depreciation and amortization                                        155,300            150,800
General and administrative:
  Related parties                                                      3,800             10,500
  Other                                                               17,900             13,800
                                                                   ---------          ---------
                                                                     628,000            621,100
                                                                   ---------          ---------
Net income                                                         $ 113,000          $  60,900
                                                                   =========          =========
Net income - general partners                                      $   1,100          $     600
                                                                   =========          =========
Net income - limited partners                                      $ 111,900          $  60,300
                                                                   =========          =========
Basic and diluted earnings per limited partnership unit            $    0.72          $    0.39
                                                                   =========          =========



                See accompanying notes to financial statements

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)


                                                                        Six Months Ended June 30,
                                                                      -----------------------------
                                                                         1999               1998
                                                                      -----------       -----------
REVENUES
--------
Rent and utilities                                                    $ 1,360,800       $ 1,285,700
Equity in earnings of joint ventures and limited partnerships             116,900            56,200
Interest                                                                      800            10,600
Other                                                                      13,900            14,700
                                                                      -----------       -----------
                                                                        1,492,400         1,367,200
                                                                      -----------       -----------

COSTS AND EXPENSES
------------------
Property operating                                                        562,900           549,300
Interest                                                                  316,300           334,100
Depreciation and amortization                                             308,800           301,700
General and administrative:
  Related parties                                                          12,700            21,200
  Other                                                                    31,400            34,700
                                                                      -----------       -----------
                                                                        1,232,100         1,241,000
                                                                      -----------       -----------
Net income                                                            $   260,300       $   126,200
                                                                      ===========       ===========
Net income - general partners                                         $     2,600       $     1,300
                                                                      ===========       ===========
Net income - limited partners                                         $   257,700       $   124,900
                                                                      ===========       ===========
Basic and diluted earnings per limited partnership unit               $      1.67       $      0.80
                                                                      ===========       ===========


                See accompanying notes to financial statements

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                                  Six Months Ended June 30,
                                                                              ----------------------------------
                                                                                  1999                   1998
                                                                              ------------          ------------
 Cash flows from operating activities:
   Net income                                                                 $    260,300          $    126,200
 Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                                                 308,800               301,700
     Equity in earnings of joint ventures and limited partnerships                (116,900)              (56,200)
     Joint ventures' and limited partnerships cash distributions                   116,900                56,200
     Amortization of deferred financing costs                                       21,200                21,200

 Changes in operating assets and liabilities:
       Other assets                                                                (34,900)              (63,400)
       Accounts payable                                                             (1,600)              (24,100)
       Accrued expenses                                                             56,400               165,400
       Due to General Partners and affiliates                                       15,400               (84,900)
       Tenant deposits and other liabilities                                           900               (69,000)
                                                                              ------------          ------------
 Net cash provided by operating activities                                         626,500               373,100
                                                                              ------------          ------------

 Cash flows from investing activities:
   Joint ventures' and limited partnerships cash distributions                     161,300               151,400
   Increase in property held for investment                                        (43,700)              (44,300)
   Investment in joint venture and limited partnerships                            (30,300)               13,000
                                                                              ------------          ------------
 Net cash provided by investing activities                                          87,300               120,100
                                                                              ------------          ------------

 Cash flows from financing activities:
   Distributions                                                                  (585,900)             (591,200)
   Repayment of mortgage note payable                                                    0              (200,000)
   Repurchase of limited partnership units                                         (51,100)              (84,300)
                                                                              ------------          ------------
 Net cash used in (provided by) financing activities                              (637,000)             (875,500)
                                                                              ------------          ------------
 Net (decrease) increase in cash and cash equivalents                               76,800              (382,300)
 Cash and cash equivalents at beginning of period                                  183,600               478,700
                                                                              ------------           ------------
 Cash and cash equivalents at end of period                                   $    260,400           $     96,400
                                                                              ============           ============

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



NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at June 30, 1999 and the related statements of operations for the three and six months ended June 30, 1999 and 1998 and the statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1998.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities at June 30, 1999. The combined condensed results of operations of the joint venture and limited partnership properties for the six months ended June 30, 1999 and 1998 are as follows:
                                             1999                       1998
                                         -----------                -----------
    Total revenues                       $ 2,266,500                $ 2,168,900
    Expenses:
      Property operating                   1,139,900                  1,107,000
      Interest                               591,400                    655,400
      Depreciation                           388,000                    374,400
      General and administrative               5,500                     10,100
                                         -----------                -----------
                                           2,124,800                  2,146,900
                                         -----------                -----------
    Net income                           $   141,700                $    22,000
                                         ===========                ===========


NOTE 4.  BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT
         --------------------------------------------------------

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 1999 was 154,447 and 154,474 respectively; and 156,370 and 156,475 for the three and six months ended June 30,1998 respectively.


NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to Limited Partners in excess of net income allocated to Limited Partners are considered a return of capital. A breakdown of cash distributions to Limited Partners for the six months ended June 30, 1999 and 1998 follows:

                                               1999                        1998
                                     ------------------------    -------------------------
                                                     Per                           Per
                                       Amount        Unit          Amount          Unit
                                     ----------    ---------    -------------    ---------
Net income Limited Partners          $  257,700    $    1.67    $     124,900    $    0.80
Return of capital                       322,200         2.08          470,500         3.01
                                     ----------    ---------    -------------    ---------
                                     $  579,900    $    3.75    $     595,400    $    3.81
                                     ==========    =========    =============    =========

Item 2.
-------


               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations



Three months ended June 30, 1999 as compared to three months ended June 30, 1998
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.



Results of Operations
---------------------

The Partnership realized net income of $113,000 and $60,900 for the three months ended June 30, 1999 and 1998, respectively. Net income per limited partnership unit was $0.72 in 1999 compared to $0.39 in 1998.

Rent and utilities revenues increased from $648,500 in 1998 to $682,700 in 1999 due to rental increases recognized at the communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five joint venture and limited partnership properties. Equity in earnings of joint ventures and limited partnerships increased from $23,900 in 1998 to $49,600 in 1999, primarily due to rental increases at the Carefree and Garden Walk communities.

Interest income decreased from $3,200 in 1998 to $400 in 1999 due to lower cash balances maintained by the Partnership.

Property operating expenses increased from $283,800 in 1998 to $293,500 in 1999 due mainly to higher utility costs.

Interest expense decreased from $162,200 in 1998 to $157,500 in 1999 due to lower interest rates.

General and administrative expenses decreased slightly from $24,300 in 1998 to $21,700 in 1999 due mainly to lower employee time charges charged to the General Partners.


Six months ended June 30, 1999 as compared to six months ended June 30, 1998
----------------------------------------------------------------------------

Results of Operations
---------------------

The Partnership realized net income of $260,300 and $126,200 for the six months ended June 30, 1999 and 1998, respectively. Net income per limited partnership unit was $1.67 in 1999 compared to $0.80 in 1998.

Rent and utilities revenues increased from $1,285,700 in 1998 to $1,360,800 in 1999 due to rental increases recognized in the communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five joint ventures and limited partnership properties. Equity in earnings of joint ventures and limited partnerships increased from $56,200 in 1998 to $116,900 in 1999, primarily due to rental increases at the Carefree and Garden Walk Communities.

Interest income decreased from $10,600 in 1998 to $800 in 1999 due to lower cash balances maintained by the partnership.

Property operating expenses increased from $549,300 in 1998 to $562,900 in 1999 due mainly to higher utilities and higher advertising costs.

Interest expense decreased from $334,100 in 1998 to $316,300 in 1999 due to lower interest rates.

General and administrative expenses decreased from $55,900 in 1998 to $44,100 in 1999 due to lower employee charges charged to the General Partners.


Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of cash during the six months ended June 30, 1999 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for cash distributions to partners.

No further investment property acquisitions are planned by the General Partners.

At June 30, 1999, the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $14,839,500, consisting of $1,500,000 of fixed rate debt and $13,339,500 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.8% and 8.0%, respectively at June 30, 1999.

The future sources of cash for the Partnership will be provided from property operations, cash reserves, and ultimately from the sale of the property. The future uses of cash will be for Partnership administration, capital expenditures, distributions to partners, and debt service. The General Partners believe that the future sources of cash are sufficient to meet the working capital requirements of the Partnership for the foreseeable future.


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



Date: August 13, 1999