Form 10QSB
period 1999-09-30
WINDSOR PARK PROPERTIES 7
filed 1999-11-12
CIK 853634

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1999
                                             -------------------


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



          For the transition period from ____________ to ____________


                      Commission file number   000-21722
                                             -----------


          WINDSOR PARK PROPERTIES 7, A CALIFORNIA LIMITED PARTNERSHIP
          -----------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                      California                                                   33-0363181
-------------------------------------------------------------           ---------------------------------
(State or other jurisdiction of incorporation or organization)          (IRS Employer Identification No.)


           6160 So. Syracuse Way, Greenwood Village, Colorado  80111
           ---------------------------------------------------------
                   (Address of principal executive offices)



                                (303) 741-3707
                     ------------------------------------
                          (Issuer's telephone number)



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

                                    PART I
                                    ------

Certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-QSB may constitute forward-looking statements for purposes of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 7, A California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.    Financial Statements
-------

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

                                                                                            September 30, 1999
                                                                                    -----------------------------------

ASSETS
------

Property held for investment:
  Land                                                                                $                       2,735,100
  Buildings and improvements                                                                                 11,075,400
  Fixtures and equipment                                                                                        209,000
                                                                                    -----------------------------------
                                                                                                             14,019,500
Less accumulated depreciation                                                                                (3,587,400)
                                                                                    -----------------------------------
                                                                                                             10,432,100

Investments in joint ventures and limited partnerships                                                        4,503,400
Cash and cash equivalents                                                                                       276,700
Deferred financing costs                                                                                        121,700
Other assets                                                                                                    115,700
                                                                                    -----------------------------------

                                                                                      $                      15,449,600
                                                                                    ===================================


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
  Mortgage notes payable                                                              $                       7,220,000
  Accounts payable                                                                                                  100
  Accrued expenses                                                                                              315,800
  Tenant deposits and other liabilities                                                                          46,100
  Due to General Partners and affiliates                                                                         69,200
                                                                                    -----------------------------------
                                                                                                              7,651,200
                                                                                    -----------------------------------


Partners' equity:
  Limited partners                                                                                            7,853,100
  General partners                                                                                              (54,700)
                                                                                    -----------------------------------
                                                                                                              7,798,400
                                                                                    -----------------------------------

                                                                                      $                      15,449,600
                                                                                    ===================================


                 See accompanying notes to financial statements

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                                 Three Months Ended September 30,
                                                    --------------------------------------------------------

                                                               1999                          1998
                                                    ----------------------------    ------------------------

REVENUES
--------

Rent and utilities                                        $              698,300      $              663,500
Equity in earnings of joint ventures and limited                          57,000                      40,900
 partnerships
Interest                                                                     400                       2,600
Other                                                                      7,500                       8,200
                                                    ----------------------------    ------------------------
                                                                         763,200                     715,200
                                                    ----------------------------    ------------------------

COSTS AND EXPENSES
------------------

Property operating                                                       324,700                     289,500
Interest                                                                 160,800                     166,900
Depreciation and amortization                                            158,200                     150,800
General and administrative:
  Related parties                                                          6,300                      10,500
  Other                                                                   44,100                      12,300
                                                    ----------------------------    ------------------------
                                                                         694,100                     630,000
                                                    ----------------------------    ------------------------

Net income                                                $               69,100      $               85,200
                                                    ============================    ========================

Net income - general partners                             $                  700      $                  900
                                                    ============================    ========================

Net income - limited partners                             $               68,400      $               84,300
                                                    ============================    ========================

Basic and diluted earnings per limited partnership
 unit                                                     $                 0.45      $                 0.54
                                                    ============================    ========================


                 See accompanying notes to financial statements

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)




                                                                 Nine Months Ended  September 30,
                                                    --------------------------------------------------------

                                                                1999                          1998
                                                    ----------------------------    ------------------------

REVENUES
--------

Rent and utilities                                        $            2,059,100      $            1,949,300
Equity in earnings of joint ventures and limited                         173,900                      97,200
 partnerships
Interest                                                                   1,100                      13,200
Other                                                                     21,400                      22,800
                                                    ----------------------------    ------------------------
                                                                       2,255,500                   2,082,500
                                                    ----------------------------    ------------------------

COSTS AND EXPENSES
------------------

Property operating                                                       887,500                     838,800
Interest                                                                 477,100                     501,000
Depreciation and amortization                                            467,000                     452,500
General and administrative:
  Related parties                                                         19,000                      31,800
  Other                                                                   75,500                      47,000
                                                    ----------------------------    ------------------------
                                                                       1,926,100                   1,871,100
                                                    ----------------------------    ------------------------

Net income                                                $              329,400      $              211,400
                                                    ============================    ========================

Net income - general partners                             $                3,300      $                2,100
                                                    ============================    ========================

Net income - limited partners                             $              326,100      $              209,300
                                                    ============================    ========================

Basic and diluted earnings per limited partnership
 unit                                                     $                 2.11      $                 1.34
                                                    ============================    ========================


                 See accompanying notes to financial statements

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)



                                                                  Nine Months Ended September  30,
                                                    ---------------------------------------------------------
                                                                1999                           1998
                                                    ---------------------------      ------------------------
Cash flows from operating activities:
  Net income                                              $             329,300        $              211,400
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                       467,000                       452,500
    Equity in earnings of joint ventures and
     limited partnerships                                              (173,900)                      (97,200)
    Joint ventures' and limited partnerships cash
     distributions                                                      173,900                        97,200
    Amortization of deferred financing costs                             31,800                        31,900

    Changes in operating assets and liabilities:
      Other assets                                                      (72,900)                     (107,200)
      Accounts payable                                                   (1,500)                      (19,800)
      Accrued expenses                                                   94,400                       228,000
      Due to General Partners and affiliates                             41,400                       (66,700)
      Tenant deposits and other liabilities                                (200)                      (68,900)
                                                    ---------------------------      ------------------------
Net cash provided by operating activities                               889,300                       661,200
                                                    ---------------------------      ------------------------

Cash flows from investing activities:
  Joint ventures' and limited partnerships cash
   distributions                                                        283,200                       315,800

  Increase in property held for investment                              (91,700)                      (68,100)
  Investment in joint venture and limited
   partnerships                                                         (30,300)                          100
                                                    ---------------------------      ------------------------
Net cash provided by investing activities                               161,200                       247,800
                                                    ---------------------------      ------------------------

Cash flows from financing activities:
  Distributions                                                        (877,200)                     (889,800)
  Repayment of mortgage note payable                                          0                      (200,000)
  Repurchase of limited partnership units                               (80,200)                     (123,800)
                                                    ---------------------------      ------------------------
Net cash used in (provided by) financing activities                    (957,400)                   (1,213,600)
                                                    ---------------------------      ------------------------

Net (decrease) increase in cash and cash equivalents                     93,100                      (304,600)

Cash and cash equivalents at beginning  of period                       183,600                       478,700
                                                    ---------------------------      ------------------------
Cash and cash equivalents at end of period                $             276,700        $              174,100
                                                    ===========================      ========================


                 See accompanying notes to financial statements

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1.  THE PARTNERSHIP

Windsor Park Properties 7, A California Limited Partnership (the "Partnership"), was formed in June 1989 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation, a California corporation ("TWC"), and John A. Coseo, Jr. In September 1998, Chateau Communities, Inc., a publicly held real estate investment trust ("Chateau"), purchased 100% of the shares of TWC.

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

The Partnership was organized in March 1990 and, thus, many of our current Limited Partners have held an investment in the Partnership for more than nine years. The General Partners believe that many of the Limited Partners would like to have the opportunity to achieve liquidity in their investment in the Partnership. Accordingly, the General Partners are currently exploring possible strategic alternatives for the Partnership with a view towards providing Limited Partners with the opportunity to achieve liquidity in their investment. There can, however, be no assurances that any proposal determined by the General Partners to be in the best interests of the Limited Partners will be consummated or that the Partnership will not continue in its current form until the end of its stated term.

NOTE 2.  BASIS OF PRESENTATION

The balance sheet at September 30, 1999 and the related statements of operations for the three and nine months ended September 30, 1999 and 1998 and the statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1998.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities at September 30, 1999. The combined condensed results of operations of the joint venture and limited partnership properties for the nine months ended September 30, 1999 and 1998 are as follows:

                                                  1999                       1998
                                        ----------------------      ---------------------

   Total revenues                      $             3,423,100     $            3,251,900

   Expenses:
    Property operating                               1,719,700                  1,657,400
    Interest                                           891,900                    970,100
    Depreciation                                       587,000                    561,500
    General and administrative                          14,400                     12,200
                                        ----------------------      ---------------------
                                                     3,213,000                  3,201,200
                                        ----------------------      ---------------------

   Net income                          $               210,100     $               50,700
                                        ======================      =====================

NOTE 4.  BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT
         --------------------------------------------------------

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 1999 was 153,657 and 154,198 respectively; and 155,811 and 156,123 for the three and nine months ended September 30,1998 respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to Limited Partners in excess of net income allocated to Limited Partners are considered a return of capital. A breakdown of cash distributions to Limited Partners for the nine months ended September 30, 1999 and 1998 follows:

                                          1999                                 1998
                            --------------------------------     --------------------------------
                                                       Per                                   Per
                                    Amount             Unit              Amount              Unit
                                    ------             ----              ------              ----


Net income Limited Partners    $   326,100          $   2.11        $   209,300          $   1.34
Return of capital                  542,200              3.52            688,000              4.41
                            --------------     -------------     --------------     -------------

                               $   868,300          $   5.63        $   897,300          $   5.75
                            ==============     =============     ==============     =============

Item 2.
-------

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Three months ended September 30, 1999 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1998
------------------

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.

Results of Operations
---------------------

The Partnership realized net income of $69,100 and $85,200 for the three months ended September 30, 1999 and 1998, respectively. Net income per limited partnership unit was $0.45 in 1999 compared to $0.54 in 1998.

Rent and utilities revenues increased from $663,500 in 1998 to $698,300 in 1999 due to rental increases recognized at the communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five joint venture and limited partnership properties. Equity in earnings of joint ventures and limited partnerships increased from $40,900 in 1998 to $57,000 in 1999, primarily due to rental increases at the Carefree and Garden Walk communities.

Property operating expenses increased from $289,500 in 1998 to $324,700 in 1999 due mainly to higher property tax expenses.

Interest expense decreased from $166,900 in 1998 to $160,800 in 1999 due to lower interest rates.

General and administrative expenses increased from $22,800 in 1998 to $50,400 in 1999 due mainly to costs incurred to appraise the Partnership's properties.

Nine months ended September 30, 1999 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1998
--------

Results of Operations
---------------------

The Partnership realized net income of $329,400 and $211,400 for the nine months ended September 30, 1999 and 1998, respectively. Net income per limited partnership unit was $2.11 in 1999 compared to $1.34 in 1998.

Rent and utilities revenues increased from $1,949,300 in 1998 to $2,059,100 in 1999 due to rental increases recognized in the communities.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five joint ventures and limited partnership properties. Equity in earnings of joint ventures and limited partnerships increased from $97,200 in 1998 to $173,900 in 1999, primarily due to rental increases at the Carefree and Garden Walk Communities.

Interest income decreased from $13,200 in 1998 to $1,100 in 1999 due to lower cash balances maintained by the partnership.

Property operating expenses increased from $838,800 in 1998 to $887,500 in 1999 due mainly to higher utilities and higher property tax expenses.

Interest expense decreased from $501,000 in 1998 to $477,100 in 1999 due to lower interest rates.

General and administrative expenses increased from $78,800 in 1998 to $94,500 in 1999 due to costs incurred to appraise the Partnership's properties.

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of cash during the nine months ended September 30, 1999 were from the operations of its investment properties and cash distributions from joint ventures. The primary uses of cash during the same period were for cash distributions to partners.

No further investment property acquisitions are planned by the General Partners.

At September 30, 1999, the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $14,835,600, consisting of $1,500,000 of fixed rate debt and $13,335,600 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.8% and 8.5%, respectively, at September 30, 1999.

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

Substantially all of the computer systems and applications and operating systems in use in use by TWC and the properties have been, or are in the process of being upgraded and modified. The Partnership is of the opinion that, in connection with those upgrades and modifications, it has addressed applicable year 2000 issues as they might affect the computer systems and applications located in the Partnership's offices and properties. The Partnership anticipates that implementation of solutions to any year 2000 issue which it may discover will require the expenditure of sums which the Partnership does not expect to be material.

The Partnership is exposed to the risk that one or more of its vendors or service providers may experience year 2000 problems which impact the ability of such vendor or service provider to provide goods and services. Due to the availability of alternative suppliers, this is not considered as significant a risk with respect to the suppliers of goods. The disruption of certain services, however, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Partnership's operations. To date, the Partnership is not aware of any vendor or service provider year 2000 issue that the General Partners believe would have a material adverse impact on the Partnership's operations. The Partnership, however, has no means of ensuring that its vendors or service providers will be year 2000 ready. The inability of vendors or service providers to complete the year 2000 resolution process in a timely fashion could have an adverse impact on the Partnership and the effect of non-compliance by vendors or service providers is not determinable at this time. Residents who pay rent to the Partnership do not pose year 2000 problems for the Partnership given the type and nature of the Partnership's properties and residents.

Widespread disruptions in the national or international economy, including disruptions affecting the financial markets, resulting from year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Partnership. The likelihood and effect of such disruptions is not determinable at this time.

The General Partners expect to have all systems appropriately modified before any significant processing malfunctions could occur and does not expect the year 2000 issue will materially impact the financial condition or operations of the Partnership.

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


                      WINDSOR PARK PROPERTIES 7,
                      A California Limited Partnership


                      By: The Windsor Corporation, its Managing General Partner



                      By  /s/ Steven G. Waite
                        ---------------------
                          STEVEN G. WAITE
                          President


Date: November 12, 1999