Form 10KSB40
period 1999-12-31
WINDSOR PARK PROPERTIES 7
filed 2000-03-30
CIK 853634

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                 FORM 10-KSB


(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

          6160 South Syracuse Way, Greenwood Village, Colorado 80111
          -----------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

Issuer's telephone number: (303) 741-3707

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Units of Limited
                                                               ----------------
Partnership Interest                                           (Title of Class)
--------------------



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

     Issuer's revenues for its most recent fiscal year:  $2,975,500

                  DOCUMENTS INCORPORATED BY REFERENCE:  None

                               TABLE OF CONTENTS

                                    PART I
                                    ------

                                                                                     Page
                                                                                     ----

Item 1.   Description of Business                                                     3

Item 2.   Description of Properties                                                   5

Item 3.   Legal Proceedings                                                           7

Item 4.   Submission of Matters to a Vote of Security Holders                         7

                                    PART II
                                    -------

Item 5.   Market for the Partnership's Units and Related Security Holder Matters      7

Item 6.   Management's Discussion and Analysis                                        8

Item 7.   Financial Statements                                                       10

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure                                                                 22

                                     PART III
                                     --------

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                          22

Item 10.  Executive Compensation                                                     23

Item 11.  Security Ownership of Certain Beneficial Owners and Management             23

Item 12.  Certain Relationships and Related Transactions                             24

Item 13.  Exhibits and Reports on Form 8-K                                           25

          SIGNATURES                                                                 26


                                    PART I
                                    ------

Certain matters discussed under the captions "Description of Business," "Description of Properties," "Management's Discussion and Analysis" and elsewhere in this Annual Report on Form 10-KSB may constitute forward-looking statements and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 7, A California Limited Partnership (the "Partnership"), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.   DESCRIPTION OF BUSINESS
          -----------------------

Business Development
--------------------

The Partnership was formed in June 1989 pursuant to the provisions of the California Uniform Limited Partnership Act. The general partners of the Partnership are The Windsor Corporation, A California Corporation ("TWC"), and John A. Coseo, Jr. (together with TWC, the "General Partners"). In September 1997, Chateau Communities, Inc., a publicly held real estate investment trust ("Chateau"), purchased 100% of the outstanding shares of capital stock of TWC.

The Partnership was organized to acquire and hold existing manufactured home communities for investment. Its principal investment objectives are to provide to the Limited Partners: (i) distributions of cash from operations, (ii) preservation, protection and eventual return of the Limited Partners investment, and (iii) realization of appreciation in the value of the properties acquired.

The Partnership was funded through a public offering of 250,000 limited partner units ("Units"). A total of 159,332 Units were sold for gross proceeds aggregating $15,933,200. The offering commenced in March 1990 and terminated in January 1992. The net proceeds from the offering were originally expended for the acquisition of undivided interests in four manufactured home communities located in Florida, Washington and Indiana. The Partnership paid cash for these four properties. The Partnership term is set to expire in December 2005; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority-in-interest of the Limited Partners.

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

The General Partners are currently exploring possible strategic alternatives for the Partnership with a view towards providing Limited Partners with the opportunity to achieve liquidity in their investment. There can, however, be no assurances that any such strategic alternative will be consummated or that the Partnership will not continue in its current form until the end of its stated term.

The Partnership owns interests in the following manufactured home communities at December 31, 1999:

                                         Date
Name of Property      Ownership %    Acquired          Location
----------------      -----------    --------          --------
Carefree Village            56%        July 1990         Tampa, Florida
North Glen                 100%        October 1991      Westfield, Indiana
Kings & Queens             100%        February 1992     Lakeland, Florida
The Hills                  100%        December 1992     Richland, Washington
Lucerne                    100%        June 1995         Winter Haven, Florida
Long Lake Village           60%        June 1995         West Palm Beach, Florida
Garden Walk                 69%        August 1995       Palm Beach Gardens, Florida
Village Glen               100%        October 1995      Melbourne, Florida
Apache East                 26%        February 1997     Apache Junction, Arizona
Denali Park Estates         26%        February 1997     Apache Junction, Arizona

The Partnership owns (i) a 56% partial ownership interest in Carefree Village as a tenant in common with Windsor Park Properties 6, A California Limited Partnership, (ii) a 60% partial ownership interest in Long Lake Village as a tenant in common with N'Tandem Trust, an unincorporated California Business Trust, (iii) a 69% partial ownership interest in Garden Walk as a tenant in common with Windsor Park Properties 6, A California Limited Partnership, and
(iv) a 26% limited partner interest in Windsor Park 345, An Arizona Limited Partnership, which holds Apache East and Denali Park Estates.

The overall occupancy of the ten manufactured home communities owned by the Partnership at December 31, 1999 was approximately 94%. The General Partners continue to maintain the properties in good condition and promote them to improve occupancy.

No further property financings or investment property acquisitions are planned by the General Partners.

Business of Issuer
------------------

The Partnership is in the business of managing, and eventually selling its interests in, the ten manufactured home communities in its portfolio. Competitors of the Partnership include other public and private limited partnerships, individuals, corporations, and other entities engaged in real estate investment activities. Competition for such properties varies with changes in the supply or demand for similar or competing properties in a given area, changes in interest rates and the availability of mortgage funds, and changes in tax, real estate, environmental, and zoning laws.

The Partnership's profitability depends in part on maximizing occupancy and rental rates in its manufactured home communities. Rents and occupancy rates are affected by both changes in general economic conditions and changes in local conditions, such as levels of employment, supply of other comparable units or competitive housing alternatives, zoning laws, and the availability and cost of energy and transportation.

All of the Partnership's properties are located in or near large urban areas. Accordingly, they compete for rentals not only with other manufactured home communities, but also with apartments and other forms of low-cost housing that might exist in their respective market areas.

The Partnership's profitability also depends on the minimization of both property and partnership administration expenses. Expenses are affected by changes in general economic trends and changes in local conditions, such as prevailing wages, utility rates, insurance costs, and real estate taxation practices.

The Partnership has no employees. Partnership administrative services are provided by TWC, which is reimbursed for costs incurred on behalf of the Partnership. Chateau employs all of the properties' on-site personnel and is reimbursed by the Partnership for all such costs.

Item 2.   DESCRIPTION OF PROPERTIES
          -------------------------

The Partnership owned interests in ten properties at December 31, 1999. The Partnership operates the properties as manufactured home communities, renting sites to manufactured home residents on a month-to-month basis. The properties compete for rentals with other manufactured home communities and apartments in their local markets. All of the Partnership's properties are encumbered with outstanding mortgage indebtedness totaling approximately $20,965,200. It is the General Partners' opinion that the properties are in good condition and are adequately insured.

                            Carefree Village   North Glen     Kings & Queens      The Hills
                            ----------------   ----------     --------------     -----------
                                  Tampa        Westfield,       Lakeland,          Richland
Location                         Florida        Indiana          Florida          Washington
--------------------------------------------------------------------------------------------
Percentage of Ownership            56%            100%             100%              100%
Date Acquired                     7/90           10/91             2/92             12/92
Acreage                            58              38               19                52
Number of Sites                    406             289             107               223
Monthly Rents (1)                 $324            $274            $232              $280
Occupancy Level:
   December 31, 1999               86%             99%            100%               98%
Real Estate Taxes              $146,200          $32,200        $19,900           $32,000
Federal Tax Basis (3)         $3,753,900       $3,110,700       $962,700        $2,396,600
Mortgage Information:
   Balance Payable            $3,479,800       $4,620,000          (2)              (2)
   Interest Rate                 9.07%            9.07%            (2)              (2)
   Amortization Period            --               --              (2)              (2)
   Maturity Date                 6/02             6/02             (2)              (2)
   Balance Due at Maturity    $3,479,800       $4,620,000          (2)              (2)


                                   Village Glen                     Garden Walk                    Long Lake Village
                                   ------------                     -----------                    -----------------
                                    Melbourne,                  Palm Beach Gardens,                  West Palm Beach,
Location                             Florida                          Florida                             Florida
----------------------------------------------------------------------------------------------------------------------
Percentage of Ownership                 100%                                 69%                             60%
Date Acquired                           10/95                                8/95                            6/95
Acreage                                   27                                  71                              19
Number of Sites                          143                                 484                             134
Monthly Rents (1)                       $268                                $371                            $382
Occupancy Level:
   December 31, 1999                     96%                                 90%                             94%
Real Estate Taxes                       $34,800                            $189,600                        $58,300
Federal Tax Basis (3)                 $2,045,500                          $6,552,200                      $2,968,900
Mortgage Information:
   Balance Payable                    $1,500,000                          $5,700,000                      $1,600,000
   Interest Rate                        8.82%                               9.07%                           9.07%
   Amortization Period                    --                                  --                              --
   Maturity Date                         8/02                                8/02                            6/02
   Balance Due at Maturity             $1,500,000                          $5,700,000                      $1,600,000

                                     Lucerne                       Apache East                   Denali Park Estates
                                     -------                       -----------                   -------------------
                                  Winter Haven,                  Apache Junction,                  Apache Junction,
Location                             Florida                         Arizona                            Arizona
----------------------------------------------------------------------------------------------------------------------

Percentage of Ownership                 100%                                 26%                             26%
Date Acquired                           6/95                                2/97                            2/97
Acreage                                  14                                  16                              33
Number of Sites                         140                                 123                             162
Monthly Rents (1)                      $229                                $212                            $228
Occupancy Level:
   December 31, 1999                     96%                                 96%                             94%
Real Estate Taxes                      $27,800                             $18,100                         $25,300
Federal Tax Basis (3)                $1,571,100                          $2,238,700                      $2,729,800
Mortgage Information:
   Balance Payable                   $1,100,000                          $2,965,400                          (4)
   Interest Rate                       9.07%                               8.38%                             (4)
   Amortization Period                  --                                24 years                           (4)
   Maturity Date                       6/02                                3/06                              (4)
   Balance Due at Maturity           $1,100,000                          $2,583,200                          (4)

___________________________________

(1)  Average rental rates in effect on December 31, 1999.
(2)  Mortgage note is the same as is set forth for North Glen.
(3) For income tax purposes, the properties and their components are depreciated using both straight-line and accelerated methods over useful lives ranging from 5 to 40 years.
(4)  Mortgage note is the same as is set forth for Apache East.

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

                                    PART II
                                    -------

Item 5.   MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER
          --------------------------------------------------------------
          MATTERS
          -------

A public market for the Partnership's Units does not exist and is not likely to develop. As of December 31, 1999, there were approximately 1,706 holders of record holding an aggregate of 153,393 Units.

Cash distributions to Limited Partners paid since December 31, 1997 are as follows:

                     Aggregate      Per $1,000
Date Paid            Amount         Invested (2)
---------            ---------      ------------

December 1999        $95,800            $6.01
November 1999        $95,800            $6.01
October 1999         $95,800            $6.01
September 1999       $96,700            $6.07
August 1999          $96,700            $6.07
July 1999            $96,700            $6.07
June 1999            $96,500            $6.06
May 1999             $96,500            $6.06
April 1999           $96,500            $6.06
March 1999           $96,400            $6.05
February 1999        $96,400            $6.05
January 1999         $96,300            $6.04

December 1998        $97,000            $6.09
November 1998        $97,000            $6.09
October 1998         $97,000            $6.09
September 1998       $97,700            $6.09
August 1998          $97,900            $6.14
July 1998            $97,900            $6.14
June 1998            $97,900            $6.14
May 1998             $97,900            $6.14
April 1998           $97,900            $6.14
March 1998           $97,900            $6.14
February 1998        $97,900            $6.14
January 1998         $97,900            $6.14

_______________________________

(1)  Amounts exclude General Partner participation.
(2)  Computed based on $15,933,200 original investment.

Cash distributions paid to the General Partners since December 31, 1997 have been $23,800.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          ------------------------------------

The following discussion should be read in conjunction with the financial statements and Notes thereto included elsewhere in this Annual Report on Form 10-KSB. Certain statements in this discussion constitute "forward-looking statements" and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the partnership or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Results of Operations
---------------------

The Partnership realized net income of $421,100 and $309,500 for the years ended December 31, 1999 and 1998, respectively. Net income per Unit was $2.71 in 1999 as compared to $1.97 in 1998.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of the five manufactured home communities. Equity in earnings of joint ventures and limited partnerships increased from $145,300 in 1998 to $182,800 in 1999 due to rent increases at all of the communities. The overall occupancy of these five properties increased from 89% at December 31, 1998 to 90% at December 31, 1999.

Interest income decreased from $14,300 in 1998 to $4,000 in 1999 due to lower investment balances maintained by the Partnership.

Property operating and maintenance expense increased from $1,111,000 in 1998 to $1,170,800 in 1999 mainly due to increased utility expenses at North Glen and The Hills.

Interest expense decreased from $661,800 in 1998 to $647,600 in 1999 primarily due to a lower average interest rate in 1999.

General and administrative expense increased from $108,200 in 1998 to $118,100 in 1999 primarily due to costs incurred to appraise the Partnership's properties.

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity during the years ended December 31, 1999 and 1998 were its cash flow generated from the operation of its communities and distributions from investments in joint ventures and limited partnerships. Net cash provided by operating activities was $1,079,600 and $976,900 for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, the partnership's cash amounted to $195,200.

The Partnership's primary uses of its capital resources during the same periods were for cash distributions to partners and debt service. Cash distributions to partners totaled $1,168,000 and $1,183,800 for the years ended December 31, 1999 and 1998, respectively.

The Partnership's principal long-term liquidity requirement will be the repayment of principal on its outstanding mortgage debt. At December 31, 1999, the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was approximately $14,832,700, consisting of $1,500,000 of fixed rate debt and $13,332,700 of variable rate debt. The average rate of interest on the fixed rate debt and variable rate debt was 8.8% and 9.0%, respectively, at December 31, 1999. The Partnership and affiliated entities are contingently liable for the full amounts of the loans obtained jointly through joint ventures and limited partnerships.

The future sources of liquidity for the Partnership will be provided from property operations, cash reserves, and ultimately from the sale of its communities and investments in joint ventures and limited partnerships.

The Partnership expects to meets its short-term liquidity requirements, including capital expenditures, administrative expenses, debt service, and distributions to partners, from cash flow provided from property operations and distributions from investments in joint ventures and limited partnerships. The Partnership expects to meet its long-term liquidity requirements through the sale of its communities and investments in joint ventures and limited partnerships and the use of cash reserves.

Inflation
---------

All of the leases or terms of residents' occupancies at the properties allow for at least annual rental adjustments. In addition, all of the leases are month-to-month and enable the Partnership to seek market rentals upon reletting the sites. Such leases generally minimize the risk to the Partnership of any adverse effect of inflation.

Year 2000 Compliance
--------------------

The Partnership had all systems appropriately modified to be compliant for the year 2000, and following the date change to the year 2000, has not experienced any material impact on its financial condition or operations.

Item 7.   FINANCIAL STATEMENTS
          --------------------

The following financial statements are filed as a part of this report:

                                                                Page
                                                                ----

Report of Independent Accountants                                11

Balance Sheet as of December 31, 1999                            12

Statements of Operations for the Years Ended
 December 31, 1999 and 1998                                      13

Statements of Partners' Equity for the Years
 Ended December 31, 1999 and 1998                                14

Statements of Cash Flows for the Years Ended
 December 31, 1999 and 1998                                      15

Notes to Financial Statements                                    16


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Windsor Park Properties 7,
(A California Limited Partnership)



In our opinion, the accompanying balance sheet and the related statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of Windsor Park Properties 7, A California Limited Partnership (the "Partnership"), at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Denver, Colorado
March 23, 2000

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)

                                 BALANCE SHEET
                                 -------------


ASSETS                                                          December 31, 1999
------                                                          -----------------
Property held for investment, net                                $  10,396,000
Investments in joint ventures and limited partnerships               4,347,300
Cash and cash equivalents                                              195,200
Deferred financing costs, net                                          111,100
Other assets                                                           130,800
                                                                 -------------
Total Assets                                                     $  15,180,400
                                                                 =============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
   Mortgage notes payable                                        $  7,220,000
   Accrued expenses                                                   226,800
   Due to general partners and affiliates                             111,300
   Tenant deposits and other liabilities                               45,100
                                                                 ------------
Total Liabilities                                                   7,603,200
                                                                 ------------

Commitments and Contingencies (Note 8)

Partners' Equity:
   Limited partners                                                 7,633,900
   General partners                                                   (56,700)
                                                                 ------------
Total Partners' Equity                                              7,577,200
                                                                 ------------
Total Liabilities and Partners' Equity                           $ 15,180,400
                                                                 ============

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------


                                                                              For the Year Ended December 31,
                                                                          ---------------------------------------
                                                                              1999                       1998
                                                                          ----------                ------------
REVENUES
-----------

Rent and Utilities                                                        $2,759,800                $  2,611,500
Equity in earnings of joint ventures and limited partnerships                182,800                     145,300
Interest                                                                       4,000                      14,300
Other                                                                         28,900                      29,400
                                                                          ----------                ------------
                                                                           2,975,500                   2,800,500
                                                                          ----------                ------------

COSTS AND EXPENSES
------------------

Property operating                                                         1,170,800                   1,111,000
Interest                                                                     647,600                     661,800
Depreciation                                                                 617,900                     610,000
General and administrative:
   Related parties                                                            26,200                      42,900
   Other                                                                      91,900                      65,300
                                                                          ----------                ------------
                                                                           2,554,400                   2,491,000
                                                                          ----------                ------------
Net income                                                                $  421,100                $    309,500
                                                                          ==========                ============
Net income - general partners                                             $    4,200                $      3,100
                                                                          ==========                ============
Net income - limited partners                                             $  416,900                $    306,400
                                                                          ==========                ============
Basic and diluted earnings per limited partnership unit                   $     2.71                $       1.97
                                                                          ==========                ============


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY
                        ------------------------------
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                ----------------------------------------------

                                              General Partners                      Limited Partners               Total
                                              ----------------                      ----------------           --------------
Balance at December 31, 1997                          $(40,200)                        $ 9,518,700               $ 9,478,500

Cash distributions                                     (11,900)                         (1,171,900)               (1,183,800)

Net income                                               3,100                             306,400                   309,500

Repurchase of limited partnership units                                                   (177,700)                 (177,700)
                                                      --------                         -----------               -----------
Balance at December 31, 1998                           (49,000)                          8,475,500                 8,426,500

Cash distributions                                     (11,900)                         (1,156,100)               (1,168,000)

Net income                                               4,200                             416,900                   421,100

Repurchase of limited partnership units                                                   (102,400)                 (102,400)
                                                      --------                         -----------               -----------
Balance at December 31, 1999                          $(56,700)                        $ 7,633,900               $ 7,577,200
                                                      ========                         ===========               ===========



                See notes to accompanying financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                                        For the Year Ended December 31,
                                                                                     -------------------------------------
                                                                                          1999                 1998
                                                                                     --------------        ---------------
Cash flows from operating activities:
   Net income                                                                        $   421,100           $   309,500
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                       617,900               610,000
      Equity in earnings of joint ventures and limited partnerships                     (182,800)             (145,300)
      Joint ventures' and limited partnerships cash distributions                        182,800               145,300
      Amortization of deferred financing costs                                            42,400                42,500
Changes in operating assets and liabilities:
      (Increase) decrease in other assets                                                (87,900)               16,400
      Decrease in accounts payable                                                        (1,600)              (23,100)
      Increase (decrease) in due to general partners and affiliates                       83,500               (70,900)
      Increase in accued expenses                                                          5,400               161,400
      Decrease in tenant deposits and other liabilities                                   (1,200)              (68,900)
                                                                                     -----------           -----------
Net cash provided by operating activities                                              1,079,600               976,900
                                                                                     -----------           -----------
Cash flows from investing activities:
   Increase in property held for investment                                             (206,500)             (158,000)
   Joint ventures' and limited partnerships' cash distributions                          274,300               501,700
   Investment in joint venture and limited partnerships                                  134,600               (54,200)
                                                                                     -----------           -----------

   Net cash provided by investing activities                                             202,400               289,500
                                                                                     -----------           -----------
Cash flows from financing activities:
   Cash distributions to partners                                                     (1,168,000)           (1,183,800)
   Repurchase of limited partnership units                                              (102,400)             (177,700)
   Payment of mortgage note payable                                                            -              (200,000)
                                                                                     -----------           -----------

Net cash used in financing activities                                                 (1,270,400)           (1,561,500)
                                                                                     -----------           -----------

Net decrease in cash and cash equivalents                                            $    11,600           $ (295,100)

Cash and cash equivalents at beginning of year                                           183,600               478,700
                                                                                     -----------           -----------

Cash and cash equivalents at end of year                                             $   195,200           $   183,600
                                                                                     ===========           ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for Interest (non captialized)                          $   605,200           $   612,000
                                                                                     ===========           ===========

                See notes to accompanying financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1.   THE PARTNERSHIP AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ----------------------------------------------------------------

The Partnership
---------------

Windsor Park Properties 7, A California Limited Partnership (the "Partnership"), was formed in June 1989 for the purpose of acquiring and holding existing manufactured home communities for investment. The general partners of the Partnership are The Windsor Corporation, A California Corporation ("TWC"), and John A. Coseo, Jr. (together with TWC, the "General Partners"). In September 1998, Chateau Communities, Inc., a publicly held real estate investment trust ("Chateau"), purchased 100% of the outstanding shares of capital stock of TWC.

The Partnership was funded through a public offering of 250,000 limited partnership units at $100 per unit which commenced in March 1990 and terminated in January 1992. A total of 159,332 limited partnership units were sold. The Partnership term is set to expire on December 31, 2005; however, the Partnership may either be dissolved earlier or extended under certain circumstances. The Partnership may be extended at the recommendation of the General Partners with approval of a majority-in-interest of the Limited Partners.

Property Held for Investment
----------------------------

Property held for investment is carried at cost unless facts and circumstances indicate that the carrying value of the property may be impaired. Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual property to its carrying value. If such cash flows are less than the property's carrying value, the carrying value of the property is written down to its estimated fair value. No such writedowns were recorded for the years ended December 31, 1999 or 1998.

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

Income Taxes
------------

Under provisions of the Internal Revenue Code of 1986, as amended, and the California Revenue and Taxation Code, partnerships are generally not subject to income taxes. The tax effect of any income or loss accrues to the individual partners.

Basic and Diluted Earnings per Limited Partnership Unit
-------------------------------------------------------

Basic and diluted earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the year and the net income allocated to the limited partners. Basic and diluted earnings per limited partnership unit are the same, as the Partnership has no dilutive securities. The weighted average number of limited partnership units outstanding during the years ended December 31, 1999 and 1998 was 154,057 and 155,873, respectively.

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

NOTE 2.   PARTNERSHIP AGREEMENT
          ---------------------

In accordance with the Partnership Agreement, the maximum liability of the limited partners is the amount of their capital contributions. The number of limited partnership units outstanding at December 31, 1999 and 1998 was 153,393 and 154,578, respectively, which represented capital contributions of $15,339,300 and $15,457,800, respectively. During the years ended December 31, 1999 and 1998, the Partnership repurchased 1,185 and 2,063 units for $102,400 and $177,700, respectively. The General Partners owned 91 units at both December 31, 1999 and 1998.

The General Partners are entitled to receive from the Partnership various fees and compensation which are summarized as follows:

Operational Stage
-----------------

The profits, losses and cash distributions of the Partnership during the operational stage are allocated 99% to the limited partners and 1% to the general partners. During the years ended December 31, 1999 and 1998, the general partners received cash distributions from operations of $11,900.

The Partnership reimburses TWC for certain direct expenses, and employee, executive and administrative time which are incurred on the Partnership's behalf. The Partnership was charged $26,200 and $42,900 for such costs during the years ended December 31, 1999 and 1998, respectively. These costs are included in property operating and general and administrative expenses in the accompanying statements of operations. As of December 31, 1999, the Partnership owed TWC $111,300.

TWC receives a management fee which is based on a percent of actual gross receipts collected from the operations of the properties. TWC receives 2.5% each for the Lucerne and Village Glen communities. For the years ended December 31, 1999 and 1998, the amounts paid to TWC were $20,900 and $19,700, respectively.

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

NOTE 3.   PROPERTY HELD FOR INVESTMENT
          ----------------------------

Property held for investment consists of five manufactured home communities summarized as follows:

Name of Property                            Date Acquired                           Location
----------------------------------       -------------------------               ------------------------------------

North Glen                                  October 4, 1991                         Westfield, Indiana
Kings & Quieens                             February 4, 1992                        Lakeland, Florida
The Hills                                   December 24, 1992                       Richland, Washington
Lucerne                                     June 23, 1995                           Winter Haven, Florida
Village Glen                                October 3, 1995                         Melbourne, Florida


                                                                                       December 31, 1999
                                                                                    ---------------------

Land                                                                                $           2,841,300
Buildings and improvements                                                                     11,079,100
Construction in progress                                                                            4,800
Fixtures and equipment                                                                            209,000
                                                                                    ---------------------

                                                                                               14,134,200

Less accumulated depreciation                                                                 (3,738,200)
                                                                                    ---------------------

                                                                                    $          10,396,000
                                                                                    =====================

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

The Partnership's interest in the two remaining communities are owned through an affiliated Arizona limited partnership which has the same general partners as the Partnership.

                               Ownership
Name of Property               Percentage             Date Acquired             Location
----------------               ----------             -------------             --------
Apache East                    26%                     February 18, 1997         Apache Junction,  Arizona
Denali Park Estates            26%                     February 18, 1997         Apache Junction, Arizona

          ------------------------------------------------------

The combined condensed financial position and results of operations of the joint ventures and limited partnerships are as follows:


                                                                                                   December 31, 1999
                                                                                                   -----------------
Financial Position:
------------------
Property held for sale, net                                                                              $21,547,000
Cash                                                                                                         136,200
Other assets                                                                                                 481,700
                                                                                                         -----------
Total assets                                                                                             $22,164,900
                                                                                                         ===========
Mortgage notes payable                                                                                   $13,745,300
Other liabilities                                                                                            367,000
                                                                                                         -----------
Total liabilities                                                                                         14,112,300
Partners' equity                                                                                           8,052,600
                                                                                                         -----------
Total Liabilities and Partners' Equity                                                                   $22,164,900
                                                                                                         ===========


                                                                                For the Year Ended December 31,
                                                                            ---------------------------------------
Results of Operations                                                           1999                        1998
---------------------                                                       ----------                   ----------
Property revenues                                                           $4,556,300                   $ 4,391,900
                                                                            ----------                   -----------
Expenses:
   Property operating                                                        2,349,100                     2,248,600
   Interest                                                                  1,210,500                     1,270,900
   Depreciation                                                                787,800                       777,300
   General and Administrative                                                   16,300                            -
                                                                            ----------                   -----------
                                                                             4,363,700                     4,296,800
                                                                            ----------                   -----------

Net income                                                                  $  192,600                   $    95,100
                                                                            ==========                   ===========

NOTE 5.   MORTGAGE NOTES PAYABLE
          ----------------------

Mortgage notes payable consist of the following at December 31, 1999:

Notes payable, collateralized by property held for
investment, payable in montly interest only
installments bearing interest at 90-day LIBOR plus
2.95% (9.07% at December 31, 1999), due in 2002.            $  5,720,000

Note payable, collateralized by property held for
investment, payable in monthly interest only
installments bearing interest at a fixed rate of
8.82%, due in 2002.                                            1,500,000
                                                            ------------

                                                            $  7,220,000
                                                            ============

NOTE 6.   DISTRIBUTIONS TO LIMITED PARTNERS
          ---------------------------------

Distributions to limited partners in excess of net income allocated to limited partners are considered a return of capital. A breakdown of cash distributions to the limited partners for the years ended December 31, 1999 and 1998 follows:

                                                   1999                                               1998
                                 -----------------------------------------         ------------------------------------------
                                      Amount                   Per Unit                  Amount                   Per Unit
                                      ------                   --------                  ------                   --------

Net income
  Limited Partners                    $  416,900                 $  2.71                 $  306,400                 $  1.97
Return of Captial                     $  739,200                 $  4.79                 $  865,500                 $  5.55
                                      ----------                 -------                 ----------                 -------
Total distributions                   $1,156,100                 $  7.50                 $1,171,900                 $  7.52
                                      ==========                 =======                 ==========                 =======

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

The Partnership is jointly and severally liable for $13,745,200 of debt issued by affiliated entities in which it has a joint venture or limited partnership investment.

NOTE 9.  RELATED PARTY TRANSACTIONS
         --------------------------

Chateau and/or its predecessor have been providing property management services to the Partnership since 1992. For this service, Chateau is paid a property management fee, which is based on a percentage of actual gross receipts of the properties. The total management fees paid to Chateau were $118,400 and $112,300 for the years ended December 31, 1999 and 1998, respectively. In addition certain direct expenses are paid by Chateau on behalf of the Partnership and then reimbursed by the Partnership. These amounts were $278,900 and $278,400 for the years ended December 31, 1999 and 1998, respectively.


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

                                    PART III
                                    --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         --------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

The General Partners of the Partnership are TWC, and John A. Coseo, Jr.

In July 1994, TWC merged into Windsor Group, Inc., a majority-owned subsidiary. In conjunction with the merger, Windsor Group, Inc. changed its name to TWC.

These entities were incorporated in 1977 and 1992, respectively, to engage in the real estate syndication business. Historically, they have concentrated solely on the acquisition, management, and sale of fully-developed manufactured home communities through the investment programs which they sponsor.

The executive officers of TWC do not receive direct compensation from the Partnership in these capacities and are only required to spend such time on the Partnership's affairs as is deemed necessary. Substantial amounts of these officers' time is spent on matters unrelated to the Partnership.

The names, ages, and nature of the positions held by the directors and executive officers of TWC follow:

              Name                                   Age                      Office
    ----------------------------                  ---------     ------------------------------------
    Steven G. Waite                                    45              President and Director
    Gary P. McDaniel                                   54              Director
    C.G. Kellogg                                       56              Director

A brief background of the general partners, directors and certain executive officers of TWC follows.

Steven G. Waite (45) joined TWC in August 1998 as President. Since 1991, until his involvement with Windsor, Mr. Waite served as Vice President/General Manager of the Communities Division at Clayton Homes. He was responsible for the original start up of this division, and subsequently built it into a successful and profitable area of Clayton Homes, expanding from eight communities to 67 communities. In addition, Mr. Waite has over eight years of experience in the manufactured home community-lending arena. He earned a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration from the University of Alabama. Mr. Waite is active in the Manufactured Housing Institute.

Gary P. McDaniel (54), a director of TWC has been Chief Executive Officer and a director of Chateau since February 1998. He served as the Chairman of the Board, President and Chief Executive Officer for ROC Communities, Inc., which was merged with Chateau in 1998. Since 1993 he has been an executive and shareholder of ROC and its predecessors since 1979, and has been active in the manufactured home industry since 1972. Mr. McDaniel is also a Trustee of N'Tandem Trust, which is advised by TWC. Mr. McDaniel has been active in several state and national manufactured home associations, including associations in Florida and Colorado. In 1996, he was named "Industry Person of the Year" by the National Manufactured Housing Industry Association. Mr. McDaniel is on the Board of Directors of the Manufactured Housing Institute. He is a graduate of the University of Wyoming and served as a Captain in the United States Air Force.

C.G. ("Jeff") Kellogg (56) has been President and a director of Chateau since its inception and was Chief Executive Officer of Chateau from its inception to February 1998. For the five years preceding the formation of Chateau, Mr. Kellogg was President and Chief Operating Officer of Chateau Estates. He is extremely active in local and national industry associations, often in leadership positions. Mr. Kellogg is a past President of the Michigan Manufactured Housing Association and served on the Manufactured Housing Institute's Community Operations Committee. He is a graduate of Michigan Technological University with a B.S. in Civil Engineering.

John A. Coseo, Jr. (60), the other general partner of the Partnership was the founder of TWC in 1977 and has been actively involved in all facets of the manufactured housing business since that time. Mr. Coseo resigned from his positions as a director and executive officer of TWC in 1998. From 1979 to the present, Mr. Coseo has acted as general partner or advisor in the acquisition and management of 56 manufactured home communities throughout the United States. Mr. Coseo is a general partner of seven limited partnerships which have registered their securities under the Securities and Exchange Act of 1934.

Item 10.    EXECUTIVE COMPENSATION
            ----------------------

The Partnership has not paid and does not propose to pay any remuneration or retirement benefits to John A. Coseo, Jr. and the directors or executive officers of TWC. Refer to Item 12 (Certain Relationships and Related Transactions) for cash distributions and expense reimbursements paid to TWC by the Partnership.


Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

       No person is known by the Partnership to be the beneficial owner of more than 5% of the Units.

(b)  Security Ownership of Management

The following table presents certain information regarding the number of Units owned, directly or indirectly, by (i) each General Partner and (ii) all General Partners as a group as of December 31, 1999

                                                                     Amount and Nature of             Percent of
         Title of Class               Beneficial Owner               Beneficial Ownership                Class
----------------------------------------------------------------------------------------------------------------------
Units of Limited                     John A. Coseo, Jr.
   Partnership Interest                  A General Partner                   91                            .059%
                                                                             --                          ---------
Units of Limited                     All General Partners
   Partnership Interest                  As a group                          91                            .059%
                                                                             ==                          =========

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The following table reflects all compensation accrued or paid to the General Partners during the years ended December 31, 1999 and 1998.


Form of Compensation and Entity Receiving                  1999                 1998
-----------------------------------------             ---------------      ---------------

Expense reimbursement - TWC                                   $26,200              $42,900
Property Management Fee - TWC                                  20,900               19,700
Cash distributions - TWC                                       11,900               11,900
                                                      ---------------      ---------------

                                                              $59,000              $74,500
                                                      ===============      ===============

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2000.

                   WINDSOR PARK PROPERTIES 7,
                   A California Limited Partnership

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

Signature                         Title                                          Date
---------                         -----                                          ----


/s/ Steven G. Waite               President of The Windsor Corporation, a        March 30, 2000
-------------------------------   general partner
STEVEN G. WAITE



/s/ Gary P. McDaniel              Director of The Windsor Corporation, a         March 30, 2000
-------------------------------   general partner
GARY P. MCDANIEL



/s/ C.G. Kellogg                  Director of The Windsor Corporation, a         March 30, 2000
-------------------------------   general partner
C.G. KELLOGG



/s/ John A. Coseo, Jr.            General Partner                                March 30, 2000
-------------------------------
JOHN A. COSEO, JR.
