Form 10QSB
period 2000-03-31
WINDSOR PARK PROPERTIES 7
filed 2000-05-15
CIK 853634

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2000
                                                --------------


[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



            For the transition period from __________ to __________


                      Commission file number   000-21722
                                              -----------


          WINDSOR PARK PROPERTIES 7, A CALIFORNIA LIMITED PARTNERSHIP
          -----------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           California                                       33-0363181
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


           6160 So. Syracuse Way, Greenwood Village, Colorado  80111
           ---------------------------------------------------------
                   (Address of principal executive offices)



                                (303) 741-3707
                                --------------
                          (Issuer's telephone number)



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

                               TABLE OF CONTENTS

                                    PART I
                                    ------


                                                                            Page
                                                                            ----

Item 1.   Financial Statements                                                2

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7


                                    PART II
                                    -------

Item 6.   Exhibits and Reports on Form 8-K                                    9

          SIGNATURE                                                          10

                                    PART I
                                    ------

Certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-QSB may constitute forward-looking statements and as such involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Windsor Park Properties 7, A California Limited Partnership, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1.  Financial Statements


                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)

                                 BALANCE SHEET
                                 -------------


ASSETS                                                          March 31, 2000
------                                                          --------------
Property held for investment, net                               $   10,259,100
Investments in joint ventures and limited partnerships               4,304,700
Cash and cash equivalents                                              260,000
Deferred financing costs, net                                          100,500
Other assets                                                           153,400
                                                                --------------
Total Assets                                                    $   15,077,700
                                                                ==============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Liabilities:
   Mortgage notes payable                                       $    7,220,000
   Accrued expenses                                                    263,400
   Due to general partners and affiliates                              201,800
   Tenant deposits and other liabilities                                44,800
                                                                --------------
Total Liabilities                                                    7,730,000
                                                                --------------

Partners' Equity:
   Limited partners                                                  7,406,500
   General partners                                                    (58,800)
                                                                --------------
Total Partners' Equity                                               7,347,700
                                                                --------------
Total Liabilities and Partners' Equity                          $   15,077,700
                                                                ==============


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                            2000              1999
                                                                         ---------          ---------
REVENUES
--------
Rent and Utilities                                                       $ 711,200          $ 678,100
Equity in earnings of joint ventures and limited partnerships               54,200             67,400
Interest                                                                       500                400
Other                                                                        6,200              5,700
                                                                         ---------          ---------
                                                                           772,100            751,600
                                                                         ---------          ---------

COSTS AND EXPENSES
------------------
Property operating                                                         316,000            269,400
Interest                                                                   172,700            158,900
Depreciation                                                               150,700            153,500
General and administrative:
   Related parties                                                           7,000              8,900
   Other                                                                    34,400             13,500
                                                                         ---------          ---------
                                                                           680,800            604,200
                                                                         ---------          ---------
Net income                                                               $  91,300          $ 147,400
                                                                         =========          =========
Net income - general partners                                            $     900          $   1,500
                                                                         =========          =========
Net income - limited partners                                            $  90,400          $ 145,900
                                                                         =========          =========
Basic and diluted earnings per limited partnership unit                  $    0.59          $    0.94
                                                                         =========          =========


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                                          Three Months Ended March 31,
                                                                                      ------------------------------------
                                                                                        2000                       1999
                                                                                      ---------                  ---------
Cash flows from operating activities:
   Net income                                                                         $  91,300                  $ 147,400
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                      150,700                    153,500
      Equity in earnings of joint ventures and limited partnerships                     (54,200)                   (67,400)
      Joint ventures' and limited partnerships cash distributions                        54,200                     67,400
      Amortization of deferred financing costs                                           10,600                     10,600
   Changes in operating assets and liabilities:
      Increase in other assets                                                          (22,600)                   (28,400)
      Decrease in accounts payable                                                            -                     (1,600)
      Increase in due to general partners and affiliates                                 90,500                     44,100
      Increase in accued expenses                                                        36,600                     43,600
      Increase (decrease) in tenant deposits and other liabilities                         (300)                       100
                                                                                      ---------                  ---------
Net cash provided by operating activities                                               356,800                    369,300
                                                                                      ---------                  ---------
Cash flows from investing activities:
   Increase in property held for investment                                             (13,800)                   (22,600)
   Joint ventures' and limited partnerships' cash distributions                          42,600                     56,100
                                                                                      ---------                  ---------
   Net cash provided by investing activities                                             28,800                     33,500
                                                                                      ---------                  ---------
Cash flows from financing activities:
   Cash distributions to partners                                                      (291,100)                  (293,100)
   Repurchase of limited partnership units                                              (29,700)                    (4,400)
                                                                                      ---------                  ---------
Net cash used in financing activities                                                  (320,800)                  (297,500)
                                                                                      ---------                  ---------
Net decrease in cash and cash equivalents                                             $  64,800                  $ 105,300

Cash and cash equivalents at beginning of period                                        195,200                    183,600
                                                                                      ---------                  ---------
Cash and cash equivalents at end of period                                            $ 260,000                  $ 288,900
                                                                                      =========                  =========

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

At March 31, 2000, the Partnership's portfolio was comprised of five wholly-owned and five partially owned manufactured home communities located in four states.

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

NOTE 2.  BASIS OF PRESENTATION
         ---------------------

The balance sheet at March 31, 2000 and the related statements of operations for the three months ended March 31, 2000 and 1999 and the statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1999.

NOTE 3.  INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
         ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities at March 31, 2000. The combined condensed results of operations of the joint venture and limited partnership properties for the three months ended March 31, 2000 and 1999 are as follows:

                                                                2000                           1999
                                                       -----------------------        -----------------------
Property revenues                                      $             1,207,300        $             1,133,700
                                                       -----------------------        -----------------------


Expenses:
   Property operating                                                  624,400                        557,300
   Interest                                                            322,300                        297,100
   Depreciation                                                        195,400                        193,700
   General and Administrative                                            1,200                          2,100
                                                       -----------------------        -----------------------

                                                                     1,143,300                      1,050,200
                                                       -----------------------        -----------------------

Net income                                             $                64,000        $                83,500
                                                       =======================        =======================


NOTE 4.  BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT
         --------------------------------------------------------

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three months ended March 31, 2000 and 1999 was 153,449 and 154,578, respectively.

NOTE 5.  DISTRIBUTIONS TO LIMITED PARTNERS
         ---------------------------------

Distributions to Limited Partners in excess of net income allocated to Limited Partners are considered a return of capital. A breakdown of cash distributions to Limited Partners for the three months ended March 31, 2000 and 1999 follows:

                                              2000                                   1999
                               ---------------------------------      ---------------------------------
                                    Amount            Per Unit             Amount            Per Unit
                               ----------------     ------------      ----------------     ------------
Net income
  Limited Partners             $         90,400     $       0.59      $        145,900     $       0.94
Return of captial                       197,700             1.29               144,200             0.94
                               ----------------     ------------      ----------------     ------------
Total distributions            $        288,100     $       1.88      $        290,100     $       1.88
                               ================     ============      ================     ============

Item 2.
-------

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Three months ended March 31, 2000 as compared to three months ended March 31,
-----------------------------------------------------------------------------
1999
----

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.

Results of Operations
---------------------

The Partnership realized net income of $91,300 and $147,400 for the three months ended March 31, 2000 and 1999, respectively. Net income per limited partnership unit was $0.59 in 2000 compared to $0.94 in 1999.

Rent and utilities revenues increased from $678,100 in 1999 to $711,200 in 2000 due to rental increases at the properties.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities held by joint ventures and limited partnerships. Equity in earnings of joint ventures and limited partnerships decreased from $67,400 in 1999 to $54,200 in 2000, primarily due to increased bad debt expense at the Rancho Margate community and increased utility expenses at the Carefree, Garden Walk, and Long Lake communities.

Property operating expenses increased from $269,400 in 1999 to $316,000 in 2000 due mainly to increased payroll and utility expenses at the North Glen Village and The Hills communities.

Interest expense increased from $158,900 in 1999 to $172,700 in 2000 due to higher interest rates.

General and administrative expenses increased from $22,400 in 1999 to $41,400 in 2000 due mainly to increased legal and accounting fees.

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity during the three months ended March 31, 2000 and 1999 were its cash flow generated from the operation of its communities and distributions from investments in joint ventures and limited partnerships. Net cash provided by operating activities was $356,800 and $369,300 for the three months ended March 31, 2000 and 1999, respectively. At March 31, 2000, the Partnership's cash amounted to $260,000.

The Partnership's primary uses of its capital resources during the same periods were for cash distributions to partners and debt service. Cash distributions to partners totaled $291,100 and $293,100 for the three months ended March 31, 2000 and 1999, respectively.

The Partnership's principal long-term liquidity requirement will be the repayment of principal on its outstanding mortgage debt. At March 31, 2000, the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $14,829,700, consisting of $1,500,000 of fixed rate debt and $13,329,700 of variable rate debt. The average rate of interest on the fixed and variable rate debt was 8.82% and 9.02%, respectively, at March 31, 2000.

The future sources of liquidity for the Partnership will be provided from property operations, cash reserves and ultimately from the sale of its communities and investments in joint ventures and limited partnerships. The Partnership expects to meet its short-term liquidity requirements, including capital expenditures, administration expenses, debt service, and distributions to partners, from cash flow provided from property operations and distributions from investments in joint ventures and limited partnerships. The Partnership expects to meet its long-term liquidity requirement through the sale of its communities and investments in joint ventures and limited partnerships, and cash reserves.

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


Date: May 15, 2000