Form 10QSB
period 2000-06-30
WINDSOR PARK PROPERTIES 7
filed 2000-08-14
CIK 853634

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2000
                                                -------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



          For the transition period from ____________ to ____________


                      Commission file number   000-21722
                                               ---------


          WINDSOR PARK PROPERTIES 7, A CALIFORNIA LIMITED PARTNERSHIP
          -----------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



           California                                      33-0243223
-------------------------------                ---------------------------------
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

Yes  (x)  No  ( )
      -        -

Transitional small business disclosure format (check one): Yes [ ] No [X]
                                                                -      -

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

Item 1.   Financial Statements
-------

                           WINDSOR PARK PROPERTIES 7
                      ----------------------------------
                      (A California Limited Partnership)



                                 BALANCE SHEET
                                 -------------
                                  (unaudited)




ASSETS                                                                                 June 30, 2000
------                                                                                ---------------
Property held for investment, net                                                     $    10,200,200
Investments in joint ventures and limited partnerships                                      4,148,600
Cash and cash equivalents                                                                     446,700
Deferred financing costs, net                                                                  89,900
Other assets                                                                                  176,200
                                                                                      ---------------

Total Assets                                                                          $    15,061,600
                                                                                      ===============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
   Mortgage notes payable                                                             $     7,220,000
   Accrued expenses                                                                           347,200
   Due to general partners and affiliates                                                     371,800
   Tenant deposits and other liabilities                                                       44,500
                                                                                      ---------------

Total Liabilities                                                                           7,983,500
                                                                                      ---------------
Partners' Equity:
   Limited partners                                                                         7,136,100
   General partners                                                                           (58,000)
                                                                                      ---------------

Total Partners' Equity                                                                      7,078,100
                                                                                      ---------------

Total Liabilities and Partners' Equity                                                $    15,061,600
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

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                                 Three Months Ended June 30,
                                                                 ---------------------------
                                                                    2000             1999
                                                                 ---------        ----------
REVENUES
--------
Rent and Utilities                                               $ 707,400        $  682,700
Equity in earnings of joint ventures
   and limited partnerships                                         54,700            49,600
Interest                                                             3,600               400
Other                                                                9,200             8,300
                                                                 ---------        ----------
                                                                   774,900           741,000
                                                                 ---------        ----------
COSTS AND EXPENSES
------------------

Property operating                                                 313,800           293,500
Interest                                                           176,000           157,500
Depreciation                                                       155,000           155,300
General and administrative:
   Related parties                                                   6,600             3,800
   Other                                                            40,300            17,900
                                                                 ---------        ----------
                                                                   691,700           628,000
                                                                 ---------        ----------
Net income                                                       $  83,200        $  113,000
                                                                 =========        ==========
Net income - general partners                                    $     800        $    1,100
                                                                 =========        ==========
Net income - limited partners                                    $  82,400        $  111,900
                                                                 =========        ==========
Basic and diluted earnings per limited partnership unit          $    0.54        $     0.72
                                                                 =========        ==========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                      ----------------------------------
                      (A California Limited Partnership)



                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)



                                                                         Six Months Ended June 30,
                                                                --------------------------------------------
                                                                      2000                         1999
                                                                ---------------              ---------------
REVENUES
--------
Rent and Utilities                                              $     1,418,600              $     1,360,800
Equity in earnings of joint ventures
   and limited partnerships                                             108,900                      116,900
Interest                                                                  4,100                          800
Other                                                                    15,400                       13,900
                                                                ---------------              ---------------
                                                                      1,547,000                    1,492,400
                                                                ---------------              ---------------
COSTS AND EXPENSES
------------------

Property operating                                                      629,600                      562,900
Interest                                                                348,700                      316,300
Depreciation                                                            305,700                      308,800
General and administrative:
   Related parties                                                       13,600                       12,700
   Other                                                                 74,900                       31,400
                                                                ---------------              ---------------
                                                                      1,372,500                    1,232,100
                                                                ---------------              ---------------
Net income                                                      $       174,500              $       260,300
                                                                ===============              ===============

Net income - general partners                                   $         1,700              $         2,600
                                                                ===============              ===============

Net income - limited partners                                   $       172,800              $       257,700
                                                                ===============              ===============

Basic and diluted earnings per limited partnership unit         $          1.13              $          1.67
                                                                ===============              ===============


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                      ----------------------------------
                      (A California Limited Partnership)



                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)


                                                                                 Six Months Ended June 30,
                                                                         ---------------------------------------
                                                                              2000                       1999
                                                                         -------------              ------------

Cash flows from operating activities:
   Net income                                                            $     174,500              $    260,300
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                             305,700                   308,800
      Equity in earnings of joint ventures and limited partnerships           (108,900)                 (116,900)
      Joint ventures' and limited partnerships cash distributions              108,900                   116,900
      Amortization of deferred financing costs                                  21,200                    21,200
   Changes in operating assets and liabilities:
      Increase in other assets                                                 (45,400)                  (34,900)
      Decrease in accounts payable                                                   -                    (1,600)
      Increase in due to general partners and affiliates                       260,500                    15,400
      Increase in accrued expenses                                             120,400                    56,400
      Increase (decrease) in tenant deposits and other liabilities                (600)                      900
                                                                         -------------              ------------

Net cash provided by operating activities                                      836,300                   626,500
                                                                         -------------              ------------
Cash flows from investing activities:
   Increase in property held for investment                                   (109,900)                  (43,700)
   Joint ventures' and limited partnerships' cash distributions                198,700                   161,300
   Investment in joint venture and limited partnerships                              -                   (30,300)
                                                                         -------------              ------------

   Net cash provided by investing activities                                    88,800                    87,300
                                                                         -------------              ------------

Cash flows from financing activities:
   Cash distributions to partners                                             (577,100)                 (585,900)
   Repurchase of limited partnership units                                     (96,500)                  (51,100)
                                                                         -------------              ------------

Net cash used in financing activities                                         (673,600)                 (637,000)
                                                                         -------------              ------------

Net increase in cash and cash equivalents                                      251,500                    76,800

Cash and cash equivalents at beginning of period                               195,200                   183,600
                                                                         -------------              ------------

Cash and cash equivalents at end of period                               $     446,700              $    260,400
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

At June 30, 2000, the Partnership's portfolio was comprised of five wholly-owned and five partially-owned manufactured home communities located in four states.

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

NOTE 2.   BASIS OF PRESENTATION
          ---------------------

The balance sheet at June 30, 2000 and the related statements of operations for the three and six months ended June 30, 2000 and 1999 and the statements of cash flows for the six months ended June 30, 2000 and 1999 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1999.

NOTE 3.   INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
          ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities at June 30, 2000. The combined condensed results of operations of the joint venture and limited partnership properties for the six months ended June 30, 2000 and 1999 are as follows:

                                                                2000                           1999
                                                       -----------------------        -----------------------
Property revenues                                      $             2,401,100        $             2,266,500
                                                       -----------------------        -----------------------

Expenses:
   Property operating                                                1,222,700                      1,139,900
   Interest                                                            637,800                        591,400
   Depreciation                                                        401,600                        388,000
   General and Administrative                                            6,300                          5,500
                                                       -----------------------        -----------------------
                                                                     2,268,400                      2,124,800
                                                       -----------------------        -----------------------
Net income                                             $               132,700        $               141,700
                                                       =======================        =======================

NOTE 4.   BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT
          --------------------------------------------------------

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and six months ended June 30, 2000 was 152,643 and 152,980, respectively; and 154,447 and 154,474 for the three and six months ended June 30, 1999, respectively.

NOTE 5.   DISTRIBUTIONS TO LIMITED PARTNERS
          ---------------------------------

Distributions to Limited Partners in excess of net income allocated to Limited Partners are considered a return of capital. A breakdown of cash distributions to Limited Partners for the six months ended June 30, 2000 and 1999 follows:

                                               2000                                   1999
                                      --------------------------             --------------------------
                                        Amount          Per Unit             Amount            Per Unit
                                      ---------        ---------             ---------        ---------
Net income
  Limited Partners                    $ 172,800        $    1.13             $ 257,700        $    1.67
Return of Capital                       401,300             2.62               322,200             2.08
                                      ---------        ---------             ---------        ---------
Total distributions                   $ 574,100        $    3.75             $ 579,900        $    3.75
                                      =========        =========             =========        =========

Item 2.
-------

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Three months ended June 30, 2000 as compared to three months ended June 30, 1999
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.

Results of Operations
---------------------

The Partnership realized net income of $83,200 and $113,000 for the three months ended June 30, 2000 and 1999, respectively. The basic and diluted earnings per limited partnership unit was $0.54 and $0.72 for the three months ended June 30, 2000 and 1999, respectively.

Rent and utilities revenues increased from $682,700 in 1999 to $707,400 in 2000 due to rental increases at the properties.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities held by joint ventures and limited partnerships. Equity in earnings of joint ventures and limited partnerships increased from $49,600 in 1999 to $54,700 in 2000.

Property operating expenses increased from $293,500 in 1999 to $313,800 in 2000 due mainly to increased payroll and utility expenses at the North Glen Village and The Hills communities.

Interest expense increased from $157,500 in 1999 to $176,000 in 2000 due to higher interest rates.

General and administrative expenses increased from $21,700 in 1999 to $46,900 in 2000 due mainly to increased legal and accounting fees.

Six months ended June 30, 2000 as compared to six months ended June 30, 1999
----------------------------------------------------------------------------

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.

Results of Operations
---------------------

The Partnership realized net income of $174,500 and $260,300 for the six months ended June 30, 2000 and 1999, respectively. The basic and diluted earnings per limited partnership unit was $1.13 and $1.67 for the six months ended June 30, 2000 and 1999, respectively.

Rent and utilities revenues increased from $1,360,800 in 1999 to $1,418,600 in 2000 due to rental increases at the properties.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities held by joint ventures and limited partnerships. Equity in earnings of joint ventures and limited partnerships decreased from $116,900 in 1999 to $108,900 in 2000, primarily due to increased bad debt and legal expenses at the Rancho Margate community.

Property operating expenses increased from $562,900 in 1999 to $629,600 in 2000 due mainly to increased payroll and utility expenses at the North Glen Village and The Hills communities.

Interest expense increased from $316,300 in 1999 to $348,700 in 2000 due to higher interest rates.

General and administrative expenses increased from $44,100 in 1999 to $88,500 in 2000 due mainly to increased legal and accounting fees.

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity during the six months ended June 30, 2000 and 1999 were its cash flow generated from the operation of its communities and distributions from investments in joint ventures and limited partnerships. Net cash provided by operating activities was $836,300 and $626,500 for the six months ended June 30, 2000 and 1999, respectively. At June 30, 2000, the Partnership's cash amounted to $446,700.

The Partnership's primary uses of its capital resources during the same periods were for cash distributions to partners and debt service. Cash distributions to partners totaled $577,100 and $585,900 for the six months ended June 30, 2000 and 1999, respectively.

The Partnership's principal long-term liquidity requirement will be the repayment of principal on its outstanding mortgage debt. At June 30, 2000, the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $14,827,600, consisting of $1,500,000 of fixed rate debt and $13,327,600 of variable rate debt. The weighted average rate of interest on the fixed and variable rate debt was 8.82% and 9.39%, respectively, at June 30, 2000.

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


Date: August 14, 2000