Form 10QSB
period 2000-09-30
WINDSOR PARK PROPERTIES 7
filed 2000-11-14
CIK 853634

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2000
                                              ------------------


[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT



          For the transition period from ____________ to ____________


                       Commission file number 000-21722
                                              ---------


          WINDSOR PARK PROPERTIES 7, A CALIFORNIA LIMITED PARTNERSHIP
          -----------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                          California                                             33-0243223
--------------------------------------------------------------       ---------------------------------
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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  (x)  No  (__)
      -

Transitional small business disclosure format (check one): Yes [_] No [X]
                                                                       -

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

Item 1.    Financial Statements
-------


                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)

                                 BALANCE SHEET
                                 -------------
                                  (unaudited)

ASSETS                                                      September 30, 2000
------                                                      ------------------

Property held for investment, net                                  $10,053,300
Investments in joint ventures and limited partnerships               3,999,900
Cash and cash equivalents                                              575,700
Deferred financing costs, net                                           79,200
Other assets                                                           326,800
                                                            ------------------

Total Assets                                                       $15,034,900
                                                            ==================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Liabilities:
   Mortgage notes payable                                          $ 7,220,000
   Accrued expenses                                                    397,100
   Due to general partners and affiliates                              518,000
   Tenant deposits and other liabilities                                43,900
                                                            ------------------
Total Liabilities                                                    8,179,000
                                                            ------------------
Partners' Equity:
   Limited partners                                                  6,913,100
   General partners                                                    (57,200)
                                                            ------------------
Total Partners' Equity                                               6,855,900
                                                            ------------------
Total Liabilities and Partners' Equity                             $15,034,900
                                                            ==================


                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                                         Three Months Ended September 30,
                                                                      --------------------------------------
                                                                        2000                         1999
                                                                      ---------                   ----------
REVENUES
--------
Rent and utilities                                                    $728,700                      $698,300
Equity in earnings of joint ventures
   and limited partnerships                                             56,700                        57,000
Interest                                                                10,000                           400
Other                                                                    6,600                         7,500
                                                                      --------                      --------
                                                                       802,000                       763,200
                                                                      --------                      --------
COSTS AND EXPENSES
------------------

Property operating                                                     304,100                       324,700
Interest                                                               182,900                       160,800
Depreciation                                                           165,200                       158,200
General and administrative:
   Related parties                                                      11,300                         6,300
   Other                                                                63,000                        44,100
                                                                      --------                      --------
                                                                       726,500                       694,100
                                                                      --------                      --------
Net income                                                            $ 75,500                      $ 69,100
                                                                      ========                      ========
Net income - general partners                                         $    800                      $    700
                                                                      ========                      ========
Net income - limited partners                                         $ 74,700                      $ 68,400
                                                                      ========                      ========
Basic and diluted earnings per limited partnership unit               $   0.49                      $   0.45
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

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                  ------------------------------------
                                                                                    2000                        1999
                                                                                  ---------                   --------
REVENUES
--------
Rent and utilities                                                               $2,147,300                 $2,059,100
Equity in earnings of joint ventures
   and limited partnerships                                                         165,600                    173,900
Interest                                                                             14,100                      1,100
Other                                                                                22,000                     21,400
                                                                                 ----------                 ----------
                                                                                  2,349,000                  2,255,500
                                                                                 ----------                 ----------
COSTS AND EXPENSES
------------------

Property operating                                                                  933,700                    887,500
Interest                                                                            531,600                    477,100
Depreciation                                                                        470,900                    467,000
General and administrative:
   Related parties                                                                   24,900                     19,000
   Other                                                                            138,000                     75,500
                                                                                 ----------                 ----------
                                                                                  2,099,100                  1,926,100
                                                                                 ----------                 ----------
Net income                                                                       $  249,900                 $  329,400
                                                                                 ==========                 ==========
Net income - general partners                                                    $    2,500                 $    3,300
                                                                                 ==========                 ==========
Net income - limited partners                                                    $  247,400                 $  326,100
                                                                                 ==========                 ==========
Basic and diluted earnings per limited partnership unit                          $     1.62                 $     2.11
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

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (unaudited)

                                                                                        Nine Months Ended September 30,
                                                                                    -----------------------------------------
                                                                                       2000                           1999
                                                                                    ----------                    -----------
Cash flows from operating activities:
   Net income                                                                       $  249,900                      $ 329,400
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                                     470,900                        467,000
      Equity in earnings of joint ventures and limited partnerships                   (165,600)                      (173,900)
      Joint ventures' and limited partnerships cash distributions                      165,600                        173,900
      Amortization of deferred financing costs                                          31,900                         31,800
   Changes in operating assets and liabilities:
      Increase in other assets                                                        (196,000)                       (72,900)
      Decrease in accounts payable                                                           -                         (1,500)
      Increase in due to general partners and affiliates                               406,700                         94,400
      Increase in accrued expenses                                                     170,300                         41,400
      Decrease in tenant deposits and other liabilities                                 (1,200)                          (200)
                                                                                    ----------                    -----------
Net cash provided by operating activities                                            1,132,500                        889,400
                                                                                    ----------                    -----------
Cash flows from investing activities:
   Increase in property held for investment                                           (128,200)                       (91,800)
   Joint ventures' and limited partnerships' cash distributions                        347,400                        283,200
   Investment in joint ventures and limited partnerships                                     -                        (30,300)
                                                                                    ----------                    -----------
   Net cash provided by investing activities                                           219,200                        161,100
                                                                                    ----------                    -----------
Cash flows from financing activities:
   Cash distributions to partners                                                     (862,100)                      (877,200)
   Repurchase of limited partnership units                                            (109,100)                       (80,200)
                                                                                    ----------                    -----------
Net cash used in financing activities                                                 (971,200)                      (957,400)
                                                                                    ----------                    -----------
Net increase in cash and cash equivalents                                              380,500                         93,100

Cash and cash equivalents at beginning of period                                       195,200                        183,600
                                                                                    ----------                    -----------
Cash and cash equivalents at end of period                                          $  575,700                      $ 276,700
                                                                                    ==========                    ===========

                See accompanying notes to financial statements.

                           WINDSOR PARK PROPERTIES 7
                           -------------------------
                      (A California Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 1. THE PARTNERSHIP
        ---------------

Windsor Park Properties 7, A California Limited Partnership (the "Partnership"), was formed in September 1989 for the purpose of acquiring and holding existing manufactured home communities for investment. The General Partners of the Partnership are The Windsor Corporation, a California corporation ("TWC"), and John A. Coseo, Jr. (together with TWC, the "General Partners"). In September 1998, Chateau Communities, Inc., a publicly held real estate investment trust ("Chateau"), purchased 100% of the outstanding shares of capital stock of TWC.

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

At September 30, 2000, the Partnership's portfolio was comprised of five wholly-owned and five partially-owned manufactured home communities located in four states.

The General Partners are currently exploring possible strategic alternatives for the Partnership with a view towards providing Limited Partners with the opportunity to achieve liquidity in their investment. As a result, the General Partners have approved, and recommend that the Partnership proceed with, a plan of liquidation (the "Plan of Liquidation"), pursuant to which the Partnership will sell its five wholly-owned properties and its partial ownership interests in five other properties (collectively, the "Properties") to N'Tandem Trust, a California business trust ("N'Tandem"), and, thereafter, make liquidating distributions to the partners in accordance with the terms of the Partnership Agreement (the "Proposed Transactions"). On September 27, 2000, the General Partners mailed to the Limited Partners a Consent Solicitation Statement describing the Proposed Transactions and requesting the consent of such Limited Partners to the Proposed Transactions. The consummation of the Proposed Transactions is subject to the satisfaction of certain conditions, including the approval of a majority-in-interest of the Partnership's Limited Partners. The General Partners anticipate that if the Proposed Transactions are approved by the Limited Partners that the sale of the Properties will close on or before December 15, 2000 and that final liquidating distributions to the partners will be made on or before December 31, 2000.

NOTE 2. BASIS OF PRESENTATION
        ---------------------

The balance sheet at September 30, 2000 and the related statements of operations for the three and nine months ended September 30, 2000 and 1999 and the statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited. However, in the opinion of the General Partners, they contain all adjustments, of a normal recurring nature, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Partnership's annual financial statements and notes on Form 10-KSB for the year ended December 31, 1999.

NOTE 3. INVESTMENTS IN JOINT VENTURES AND LIMITED PARTNERSHIPS
        ------------------------------------------------------

The Partnership's investments in joint ventures and limited partnerships consist of interests in five manufactured home communities at September 30, 2000. The combined condensed results of operations of the joint venture and limited partnership properties for the nine months ended September 30, 2000 and 1999 are as follows:


                                             2000                 1999
                                           ----------           ----------
Property revenues                          $3,597,400           $3,423,100
                                           ----------           ----------

Expenses:
  Property operating                        1,792,100            1,719,700
  Interest                                    966,700              891,900
  Depreciation                                597,900              587,000
  General and Administrative                   11,200               14,400
                                           ----------           ----------
                                            3,367,900            3,213,000
                                           ----------           ----------
Net income                                 $  229,500           $  210,100
                                           ==========           ==========


NOTE 4. BASIC AND DILUTIVE EARNINGS PER LIMITED PARTNERSHIP UNIT
        --------------------------------------------------------

Basic and dilutive earnings per limited partnership unit is calculated based on the weighted average number of limited partnership units outstanding during the period and the net income allocated to the Limited Partners. The weighted average number of limited partnership units outstanding during the three and nine months ended September 30, 2000 was 152,035 and 152,661, respectively, and 153,657 and 154,198 for the three and nine months ended September 30, 1999, respectively.

NOTE 5. DISTRIBUTIONS TO LIMITED PARTNERS
        ---------------------------------

Distributions to Limited Partners in excess of net income allocated to Limited Partners are considered a return of capital. A breakdown of cash distributions to Limited Partners for the nine months ended September 30, 2000 and 1999 follows:

                                     2000                       1999
                             ---------------------       ---------------------
                             Amount       Per Unit       Amount       Per Unit
                             ------       --------       ------       --------

Net income
 Limited Partners           $247,400        $1.62       $326,100        $2.11
Return of Capital            611,700         4.01        542,200         3.52
                            --------        -----       --------        -----
Total distributions         $859,100        $5.63       $868,300        $5.63
                            ========        =====       ========        =====

Item 2.
-------

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB.

Three months ended September 30, 2000 as compared to three months ended
-----------------------------------------------------------------------
September 30, 1999
------------------

Results of Operations
---------------------

The Partnership realized net income of $75,500 and $69,100 for the three months ended September 30, 2000 and 1999, respectively. The basic and diluted earnings per limited partnership unit was $0.49 and $0.45 for the three months ended September 30, 2000 and 1999, respectively.

Rent and utilities revenues increased from $698,300 in 1999 to $728,700 in 2000 due to rental increases at the properties.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities held by joint ventures and limited partnerships. Equity in earnings of joint ventures and limited partnerships decreased slightly from $57,000 in 1999 to $56,700 in 2000.

Interest income increased from $400 in 1999 to $10,000 in 2000 due to higher investment balances maintained by the partnership.

Property operating expenses decreased from $324,700 in 1999 to $304,100 in 2000 due mainly to an adjustment for real estate taxes at The Hills community.

Interest expense increased from $160,800 in 1999 to $182,900 in 2000 due to higher interest rates on floating rate debt.

General and administrative expenses increased from $50,400 in 1999 to $74,300 in 2000 due to increased legal and accounting fees and costs incurred related to the preparation of the Consent Solicitation Statement.

Nine months ended September 30, 2000 as compared to nine months ended September
-------------------------------------------------------------------------------
30, 1999
--------

Results of Operations
---------------------

The Partnership realized net income of $249,900 and $329,400 for the nine months ended September 30, 2000 and 1999, respectively. The basic and diluted earnings per limited partnership unit was $1.62 and $2.11 for the nine months ended September 30, 2000 and 1999, respectively.

Rent and utilities revenues increased from $2,059,100 in 1999 to $2,147,300 in 2000 due to rental increases at the properties.

Equity in earnings of joint ventures and limited partnerships represents the Partnership's share of the net income of five manufactured home communities held by joint ventures and limited partnerships. Equity in earnings of joint ventures and limited partnerships decreased from $173,900 in 1999 to $165,600 in 2000, primarily due to increased bad debt and legal expenses at the Rancho Margate community.

Interest income increased from $1,100 in 1999 to $14,100 in 2000 due to higher investment balances maintained by the partnership.

Property operating expenses increased from $887,500 in 1999 to $933,700 in 2000 due mainly to increased payroll, repairs and maintenance, and utility expenses at the North Glen Village and The Hills communities.

Interest expense increased from $477,100 in 1999 to $531,600 in 2000 due to higher interest rates on floating rate debt.

General and administrative expenses increased from $94,500 in 1999 to $162,900 in 2000 due to increased legal and accounting fees and costs incurred related to the preparation of the Consent Solicitation Statement.

Liquidity and Capital Resources
-------------------------------

The Partnership's principal sources of liquidity during the nine months ended September 30, 2000 and 1999 were its cash flow generated from the operation of its communities and distributions from investments in joint ventures and limited partnerships. Net cash provided by operating activities was $1,132,500 and $889,400 for the nine months ended September 30, 2000 and 1999, respectively. At September 30, 2000, the Partnership's cash amounted to $575,700.

The Partnership's primary uses of its capital resources during the same periods were for cash distributions to partners and debt service. Cash distributions to partners totaled $862,100 and $877,200 for the nine months ended September 30, 2000 and 1999, respectively.

The Partnership's principal long-term liquidity requirement will be the repayment of principal on its outstanding mortgage debt. At September 30, 2000, the Partnership's total mortgage debt, including its proportionate share of joint venture and limited partnership debt, was $14,823,500, consisting of $1,500,000 of fixed rate debt and $13,323,500 of variable rate debt. The weighted average rate of interest on the fixed and variable rate debt was 8.82% and 9.60%, respectively, at September 30, 2000.

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


Date: November 14, 2000